Form 10QSB
period 1996-05-31
PRIDE AUTOMOTIVE GROUP INC
filed 1996-07-15
CIK 1004124

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the period ended May 31, 1996

                         Commission File Number 0-27944


                          PRIDE AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       98-0157860
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    Pride House, Watford Metro Centre, Tolpits Lane, Watford, England WD1 8SB
               (Address of principal executive offices) (Zip Code)

                                 (800) 698-6590
                (Issuer's telephone number, including area code)




Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. YES X     NO

Common Stock, $.001 par value.  2,652,500 shares outstanding as of May 31, 1996.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                 Page(s)
                                                                                 -------

PART I.  Financial Information:
ITEM 1.  Financial Statements
         Consolidated Condensed Balance Sheets - May 31, 1996
         (Unaudited) and November 30, 1995                                           3.

         Consolidated Condensed Statements of Operations (Unaudited) -
         Six and Three Months Ended May 31, 1996 and 1995                            4.

         Consolidated Condensed Statements of Cash Flows (Unaudited) -
         Six Months Ended May 31, 1996 and 1995                                      5.

         Notes to Interim Consolidated Condensed Financial Statements (Unaudited)    6.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       8.


PART II. Other Information                                                          10.


SIGNATURES                                                                          11.

PART I. Financial Information

ITEM 1. Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   - ASSETS -

                                                                               May 31,        November 30,
                                                                                1996             1995
                                                                              ---------       ------------
                                                                                     (unaudited)
ASSETS:
  Cash and cash equivalents                                                 $   459,656        $     3,377
  Accounts receivable                                                         1,322,811          1,241,167
  Inventories                                                                   137,429             31,137
  Property, revenue producing vehicles and equipment - net (Note 2)          11,375,667          9,924,318
  Intangible assets - net (Note 3)                                           10,026,061         10,340,396
  Deferred offering costs                                                        --                 59,940
                                                                            -----------        -----------

TOTAL ASSETS                                                                $23,321,624        $21,600,335
                                                                            ===========        ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
  Due to creditors (Note 4)                                                 $ 9,559,644        $ 9,925,801
  Loans payable - directors                                                      --                123,668
                                                                            -----------        -----------

TOTAL LIABILITIES                                                             9,559,644         10,049,469
                                                                            -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 5):
  Preferred stock, $.01 par value, 2,000,000 shares authorized
    none issued or outstanding                                                   --                 --
  Common stock, $.001 par value, 10,000,000 shares authorized
    2,652,500 and 1,560,000 shares issued and outstanding at
    May 31, 1996 and November 30, 1995, respectively                              2,653              1,560

  Additional paid-in capital                                                 14,081,183         11,741,922
  Retained earnings (deficit)                                                  (988,262)          (801,965)
  Foreign currency translation                                                  666,406            609,349
                                                                            -----------        -----------

TOTAL SHAREHOLDERS' EQUITY                                                   13,761,980         11,550,866
                                                                           ------------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 23,321,624        $ 21,600,335
                                                                           ============        ============



                                                                         Page 3.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the Six Months           For the Three Months
                                             Ended May 31,                 Ended May 31,
                                      --------------------------    --------------------------
                                         1996            1995           1996           1995
                                      -----------    -----------    -----------    -----------
REVENUE:
 Contract hire income                 $ 2,258,438    $ 1,745,556    $ 1,197,459    $   883,082
 Sale of vehicles                       2,496,380      1,755,760      1,355,996        957,968
 Fleet management and other income        423,975         54,015        237,924         27,574
                                      -----------    -----------    -----------    -----------
                                        5,178,793      3,555,331      2,791,379      1,868,624
                                      -----------    -----------    -----------    -----------

EXPENSES:
 Cost of sales                          2,702,151      1,471,915      1,582,533        921,377
 General and administrative expenses      662,139        609,901        259,405        192,274
 Depreciation                           1,226,317        902,603        644,343        377,676
 Amortization of intangible assets        315,360        320,487        157,680        160,244
 Interest expenses and other              459,123        462,684        251,787        340,556
                                      -----------    -----------    -----------    -----------
                                        5,365,090      3,767,590      2,895,748      1,992,127
                                      -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION (CREDIT)
 FOR INCOME TAXES                        (186,297)      (212,259)      (104,369)      (123,503)

 Provision (credit) for income taxes         --             --             --             --
                                      -----------    -----------    -----------    -----------

NET LOSS                              $  (186,297)   $  (212,259)   $  (104,369)   $  (123,503)
                                      ===========    ===========    ===========    ===========


LOSS PER COMMON SHARE (Note 6)        $      (.09)   $      (.10)   $      (.05)   $      (.06)
                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING (Note 6)     2,163,519      2,060,000      2,266,087      2,060,000
                                      ===========    ===========    ===========    ===========

                                                                         Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Six Months
                                                                                         Ended May 31,
                                                                                  --------------------------
                                                                                      1996           1995
                                                                                  -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                                                         $  (186,297)   $  (212,259)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                     1,246,229      1,219,681
  Amortization of goodwill                                                            295,449        560,479
  (Gain) loss on disposal of fixed assets
  Provision for maintenance costs                                                      23,691        (28,984)
  Foreign currency translation                                                        l25,366       (300,361)
 Changes in assets and liabilities:
  Increase in accounts receivable                                                     (81,644)      (227,761)
  Increase in inventories                                                            (106,292)       (13,147)
  (Decrease) increase in accounts payable, accrued expenses and bank
   line of credit and other creditors                                              (1,162,253)       305,251
                                                                                  -----------    -----------
     Net cash provided from operating activities                                       44,717      1,367,508
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of revenue - producing assets                                            (3,207,506)    (1,347,226)
 Proceeds from sale of fixed assets                                                   570,037        297,566
                                                                                  -----------    -----------
     Net cash (utilized) by investing activities                                   (2,637,469)    (1,049,660)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank lines of credit                                                                 467,809         --
 Proceeds from sale of common stock                                                 3,282,500         --
 Costs associated with initial public offering                                       (882,206)        --
 Loans repaid to officers                                                            (123,668)        --
 Principal payments of long-term debt                                                 (42,436)       (54,949)
 Proceeds from hire purchase contract funding                                       3,795,711      1,528,931
 Principal repayments of hire purchase contract funding                            (3,448,679)    (1,276,733)
                                                                                  -----------    -----------
     Net cash provided by financing activities                                      3,049,031        197,249
                                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             456,279        515,097

 Cash and cash equivalents, beginning of period                                         3,377         18,480
                                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   459,656    $   533,577
                                                                                  ===========    ===========


                                                                         Page 5.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - DESCRIPTION OF COMPANY:

         Pride Automotive Group, Inc. (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization in March 1995, the Company issued 1,500,000 shares of its common stock to Pride, Inc. (an entity incorporated in the State of Delaware), thereby making the Company a majority owned subsidiary of Pride, Inc., in exchange for all of the issued and outstanding shares held by Pride, Inc. of Pride Management Services, Plc., (PMS) a consolidated group of operating companies located in the United Kingdom which are engaged in the leasing of motor vehicles primarily on contract hire to local authorities and select corporate customers throughout the United Kingdom. This exchange of stock resulted in PMS becoming a wholly owned subsidiary of the Company. The Company, its subsidiary PMS, and PMS's subsidiaries are referred to as the "Company" unless the context otherwise requires. The accompanying consolidated financial statements are based on the assumption that the Company and PMS were combined for all periods presented, in a manner similar to the pooling of interests method of accounting.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its registration statement on Form SB-2 which was filed with the Securities and Exchange Commission and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

         In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1996 and the results of its operations for the six and three month periods ended May 31, 1996 and 1995 and its cash flows for the six month periods ended May 31, 1996 and 1995.

         The results of operations for the six and three month periods ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - FIXED ASSETS:

         Fixed assets consists of the following:

                                               May 31,     November 30,
                                                1996           1995
                                             -----------   -----------
         Building and improvements           $ 1,719,415   $ 1,719,415
         Revenue producing vehicles           14,039,749    11,989,192
         Furniture, fixtures and machinery       529,771       519,753
                                             -----------   -----------
                                              16,288,935    14,228,360
         Less: accumulated depreciation        4,913,268     4,304,042
                                             -----------   -----------
                                             $11,375,667   $ 9,924,318
                                             ===========   ===========


                                                                         Page 6.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 3 - INTANGIBLE ASSETS:


         Intangible assets consist primarily of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS.
         Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Accumulated amortization as of May 31, 1996 aggregated $2,671,173. Accumulated amortization as of November 30, 1995 aggregated $2,355,813, respectively.

         The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by evaluating events and circumstances that might indicate an inability to recover the carrying amount. Such evaluation is based on various analyses, including profitability projections and cash flows that incorporate the impact on existing Company business.


NOTE 4 - DUE TO CREDITORS:

         Included in due to creditors as of May 31, 1996, are amounts in the aggregate of $3,725,807 which are not due and payable until after May 31, 1997. This amount consists of amounts due to trade creditors, loans payable, equipment notes payable and various accruals.


NOTE 5 - COMMON STOCK/INITIAL PUBLIC OFFERING:

         In December 1995, the Company completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of common stock, at $6,000 per unit for aggregate gross proceeds of $120,000.

         In April 1996, the Company successfully completed an initial public offering of its common stock. The Company sold 592,500 shares of common stock (including the underwriter's over allotment) at a price of $5.00 per share and 2,000,000 redeemable common stock purchase warrants at a price of $.10 per warrant for aggregate net proceeds of $2,280,294. Each common stock purchase warrant entities the holder to purchase one share of common stock at an exercise price of $5.75.


NOTE 6 - EARNINGS (LOSS) PER SHARE:

         Earnings (loss) per share are computed based upon the weighted average shares and common equivalent shares outstanding. The shares issued in connection with the reorganization (see Note 1), and shares issued at values below the price at which shares were sold in the Company's initial public offering (see Note 5) have been treated as outstanding for all periods presented, in accordance with the guidelines of the Securities and Exchange Commission.


                                                                         Page 7.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Pride Automotive Group, Inc. (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization agreement entered into in March 1995, the Company issued 1,500,000 shares of its Common Stock to Pride, Inc. (an entity incorporated in the State of Delaware), in exchange for all the issued and outstanding shares of PMS, thereby making the Company a majority owned subsidiary of Pride and PMS a wholly-owned subsidiary of the Company. PMS is the holding company for six wholly-owned subsidiaries, operating as one unit, located in the United Kingdom. The accompanying consolidated financial statements are based on the assumption that the Company and PMS were combined for all periods presented, in a manner similar to the pooling of interests method of accounting. PMS and its wholly-owned subsidiaries are located in the United Kingdom and follow generally accounting principles in the United Kingdom. For purposes of the consolidated financial statements of the Company, the statements have been converted to the generally accepted accounting principles in the United States.

         Pride, the Company's parent, is an entity reporting under the Exchange Act, and its reports may be obtained and reviewed by either contacting the Company or the Securities and Exchange Commission. Pride, Inc. on its own has virtually no operations. As such, its financial viability is represented by the financial statements of the Company. Pride was incorporated as L.H.M. Corp. in the State of Delaware on May 10, 1988 as a "blank check" company, for the purpose of seeking potential business ventures through acquisition or merger. In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports exposition in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganization with PMS, whereby PMS became a wholly-owned subsidiary of ISI and ISI changed its name to Pride, Inc.

         The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 1996 and November 30, 1995; (ii) Consolidated Condensed Statements of Operations for the Six and Three Month Periods Ended May 31, 1996 and 1995 and (iii) Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended May 31, 1996 and 1995.

Results of Operations

         Revenues increased when comparing the three months ended May 31, 1995 to the three months ended May 31, 1996 from $1,868,624 to $2,791,379. This increase of $922,755 or 49% was due to more new business being written and more vehicles being sold on termination of leases. A portion of the increase, approximately $210,000, resulted from the Company's fleet management division. For the six months ended May 31, 1996, revenues increased by $1,623,462 as compared to the prior year. As stated above, this was due to increases in new business being written, more vehicles being sold and an increase in fleet management revenues.

         Cost of sales for the three and six month periods ended May 31, increased as a percent of revenue by 7.4% and 9.8%, respectively, when comparing 1995 to 1996. Management attributes this increase to the buying of vehicles and selling to third parties at low margins to take advantage of dealer bonuses. General and administration expenses increased by $67,131 and $52,238, respectively, for the three and six month periods ended May 31, when comparing 1995 to 1996. Management attributes this increase and the increase in depreciation to the increase in business activity, when comparing 1995 to 1996. Income before taxes for the three months ended May 31, 1995 and May 31, 1996, prior to the amortization of goodwill for the period ($160,244 and $157,880, respectively) aggregated $36,741 (or $.02 per share) and $53,331 (or

                                                                         Page 8.

         $.02 per share) respectively.

         This 45% increase is primarily due to the 49% increase in revenues for the quarter. Income before taxes for the six months ended May 31, 1995 and May 31, 1996, prior to the amortization of goodwill for the period ($320,487 and $315,360, respectively) aggregated $108,228 (or $.05 per share) and $129,063 (or $.06 per share), respectively.

         The Company reported losses after goodwill amortization of $123,503 (or $.06 per share) and $104,369 (or $.05 per share) for the three month periods ended May 31, when comparing 1995 and 1996. The Company reported losses after goodwill amortization of $212,259 (or $.10 per share) and $186,297 (or $.09 per share) for the six month periods ended May 31, when comparing 1995 and 1996.

Liquidity and Capital Resources

         In December 1995, the Company sold in a private offering, 20 units, each unit consisting of 25,000 shares of common stock at $6,000 per unit for aggregate proceeds of $120,000. In April 1996, the Company successfully completed an initial public offering of its common stock which yielded $2,280,294 of net proceeds. Securities sold in this offering consisted of 592,500 shares of common stock and 2,000,000 redeemable common stock purchase warrants.

         The Company's balance sheet at May 31, 1996 reflects total assets of $23,321,624 and total liabilities of $9,559,644. Due to the nature of the Company's business, full maintenance leasing of motor vehicles which are long-term assets, the balance sheet has been prepared on an unclassified basis. Therefore, there is no classification of current assets and current liabilities.

         The Company's total assets and resulting net worth includes the excess of cost over net assets acquired and acquisition costs, net of amortization, aggregating $10,026,061. These excess costs are being amortized over 10 and 20 year periods, respectively.

         The Company acquires new vehicles as required. There are no material planned capital expenditures at the present time.

                                                                         Page 9.

                               S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July 12, 1996












                                                PRIDE AUTOMOTIVE GROUP, INC.


                                            By: /s/ Alan Lubinsky
                                                ----------------------------
                                                Chief Executive Officer


                                            By: /s/ Ivan Averbach
                                                ----------------------------
                                                Chief Financial Officer