Form 10QSB/A
period 1996-05-31
PRIDE AUTOMOTIVE GROUP INC
filed 1996-09-03
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                FORM 10-QSB\A



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
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)



          Pride House, Watford Metro Centre, Tolpits Lane, Watford,
                              England  WD1 8SB
            (Address of principal executive offices)   (Zip Code)

                               (800) 698-6590
              (Issuer's telephone number, including area code)




Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such
filing requirements for the past 90 days.  YES         NO

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

               Notes to Interim Consolidated Condensed Financial
               Statements (Unaudited)

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II.       Other Information


SIGNATURES

                                   Page 2.

                             S I G N A T U R E S

       Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:         September 3, 1996




                               PRIDE AUTOMOTIVE GROUP, INC.


                       By:     /s/ Alan Lubinsky
                               Chief Executive Officer

                       By:     /s/ Ivan Averbuch
                               Chief Financial Officer