Form 10QSB
period 1996-08-31
PRIDE AUTOMOTIVE GROUP INC
filed 1996-10-15
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                       For the period ended August 31, 1996

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

Common Stock, $.001 par value. 2,652,500 shares outstanding as of August 31, 1996.
PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

                                                              INDEX

                                                                                               Page(s)
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets - August 31, 1996
               (Unaudited) and November 30, 1995                                               3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Nine and Three Months Ended August 31, 1996 and 1995                            4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Nine Months Ended August 31, 1996 and 1995                                      5.

               Notes to Interim Consolidated Condensed Financial Statements -                  6.
               (Unaudited).


ITEM 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                           8.


PART II.       Other Information                                                               10.


SIGNATURES                                                                                     11.


EXHIBITS:      Exhibit 11 - Earnings (Loss) Per Share                                          12.

               Exhibit 27 - Financial Data Schedule                                            13.
PART 1.  Financial Information

ITEM 1.  Financial Statements

PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           - ASSETS -

                                                                             August 31,        November 30,
                                                                             1996              1995
                                                                             (unaudited)

ASSETS:
      Cash and cash equivalents                                              $ 26,154          $ 3,377
      Accounts receivable                                                    1,592,976         1,241,167
      Inventories                                                            194,996           31,137
      Property, revenue producing vehicles and equipment - net (Note 2)      13,254,544        9,924,318
      Intangible assets - net (Note 3)                                       9,867,355         10,340,396
      Deferred offering costs                                                -                 59,940

TOTAL ASSETS                                                                 $24,936,025       $21,600,335

                                            - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES  (Note 4):
      Bank overdraft                                                         $ 1,545,981       $ 1,093,680
      Accounts payable                                                       942,379           1,291,368
      Accrued liabilities and expenses                                       185,936           358,892
      Bank debt                                                              1,026,955         1,070,492
      Obligations under hire purchase contracts                              7,673,741         5,578,565
      Loans payable - directors                                              -                 123,668
      Other liabilities                                                      31,030            532,804

TOTAL LIABILITIES                                                            11,406,022        10,049,469

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY  (Note 5):
      Preferred stock, $.01 par value, 2,000,000 shares authorized,
               none issued or outstanding                                    -                 -
      Common stock, $.001 par value, 10,000,000 shares authorized
               2,652,500 and 1,560,000 shares issued and outstanding at
               August 31, 1996 and November 30, 1995, respectively           2,653             1,560
      Additional paid-in capital                                             14,085,078        11,741,922
      Retained earnings (deficit)                                            (1,139,933)       (801,965)
      Foreign currency translation                                           582,205           609,349

TOTAL SHAREHOLDERS' EQUITY                                                   13,530,003        11,550,866

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $24,936,025       $21,600,335

/TABLE

PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Unaudited)

                                          For the Nine Months                For the Three Months
                                          Ended August 31,                   Ended August 31,
                                          1996             1995              1996              1995

REVENUE:
Contract hire income                      $3,524,377       $2,650,374        $1,265,939        $904,818
Sale of vehicles                          4,105,599        3,530,484         1,609,219         1,774,724
Fleet management and other income         646,413          226,398           222,438           172,383

                                          8,276,389        6,407,256         3,097,596         2,851,925

EXPENSES:
Cost of sales                             4,415,012        3,230,871         1,712,861         1,958,956
General and administrative expenses       1,017,478        988,158           355,339           378,257
Depreciation                              1,984,034        1,816,659         757,717           714,056
Amortization of intangible assets         473,399          478,577           158,039           158,090
Interest expenses and other               724,434          651,115           265,311           188,431

                                          8,614,357        7,165,380         3,249,267         3,397,790

LOSS BEFORE PROVISION (CREDIT)
FOR INCOME TAXES                          (337,968)        (758,124)         (151,671)         (545,865)

Provision (credit) for income taxes       -                -                 -                 -

NET LOSS                                  $  (337,968)     $  (758,124)      $  (151,671)      $  (545,865)

LOSS PER COMMON SHARE (Note 6)            $(.15)           $(.37)            $(.06)            $(.26)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 6)        2,328,139        2,060,000         2,652,500         2,060,000

/TABLE

PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                               For the Nine Months
                                                                                               Ended August 31,
                                                                                               1996              1995

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                              $   (337,968)     $   (758,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization                                                        2,013,901         1,848,595
 Amortization of goodwill                                                             443,174           459,543
 (Gain) loss on disposal of fixed assets                                              (46,078)          54,097
 Provision for maintenance costs                                                      31,679            (42,825)
 Foreign currency translation                                                         (48,570)          118,430
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable                                           (351,809)         16,555
 (Increase) in inventories                                                            (163,859)         (94,963)
 (Decrease) increase in accounts payable, accrued expenses, bank
  line of credit and other liabilities                                                (1,055,398)       422,322
      Net cash provided from operating activities                                     485,072           2,023,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of revenue producing assets                                                  (6,438,370)       (1,852,935)
Proceeds from sale of fixed assets                                                    1,195,509         644,955
      Net cash (utilized) by investing activities                                     (5,242,861)       (1,207,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank lines of credit                                                                  452,301           -
Proceeds from sale of common stock and warrants                                       3,282,500         60
Costs associated with initial public offering                                         (882,206)         -
Loans repaid to directors                                                             (123,668)         -
Principal payments of long-term debt                                                  (43,537)          (68,725)
Proceeds from hire purchase contract funding                                          7,628,185         2,193,067
Principal repayments of hire purchase contract funding                                (5,533,009)       (2,774,806)
      Net cash provided (utilized) by financing activities                            4,780,566         (650,404)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             22,777            165,246

Cash and cash equivalents, beginning of year                                          3,377             18,480

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    26,154       $   183,726

/TABLE

PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Unaudited)



NOTE   1 - DESCRIPTION OF COMPANY:

Pride Automotive Group, Inc. (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization in March 1995, the Company issued 1,500,000 shares of its common stock to Pride, Inc. (an entity incorporated in the State of Delaware), thereby making the Company a majority owned subsidiary of Pride, Inc., in exchange for all of the issued and outstanding shares held by Pride, Inc. of Pride Management Services, Plc., (PMS) a consolidated group of operating companies located in the United Kingdom. The PMS companies are engaged in the leasing of motor vehicles primarily on contract hire to local authorities and select corporate customers throughout the United Kingdom. This exchange of stock resulted in PMS becoming a wholly owned subsidiary of the Company. The Company, its subsidiary PMS, and PMS's subsidiaries are referred to as the "Company" unless the context otherwise requires. The accompanying consolidated financial statements are based on the assumption that the Company and PMS were combined for all periods presented, in a manner similar to the pooling of interests method of accounting.

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

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1996 and the results of its operations for the nine and three month periods ended August 31, 1996 and 1995 and its cash flows for the nine month periods ended August 31, 1996 and 1995.

The results of operations for the nine and three month periods ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (Unaudited)

NOTE   2 -     FIXED ASSETS:


Fixed assets consists of the following:

                                          August 31,       November 30,
                                          1996             1995

Building and improvements                 $  1,719,415     $  1,719,415
Revenue producing vehicles                15,726,614       11,989,192
Furniture, fixtures and machinery         529,771          519,753
                                          17,975,800       14,228,360
Less: accumulated depreciation            4,721,256        4,304,042
                                          $13,254,544      $  9,924,318



NOTE   3 -          INTANGIBLE ASSETS:

Intangible assets consist primarily of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Accumulated amortization as of August 31, 1996 aggregated $2,829,212. Accumulated amortization as of November 30, 1995 aggregated $2,355,813, respectively.

The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by evaluating events and circumstances that might indicate an inability to recover the carrying amount. Such evaluation is based on various analyses, including profitability projections and cash flows that incorporate the impact on existing Company business.

NOTE   4 -          LIABILITIES:

Included in liabilities as of August 31, 1996, are amounts in the aggregate of $4,913,970 which are not due and payable until after August 31, 1997. This amount consists of amounts due to trade creditors, loans payable, equipment notes payable and various accruals.


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
          CONDITION AND RESULTS OF OPERATIONS

Pride Automotive Group, Inc. (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization agreement entered into in March 1995, the Company issued 1,500,000 shares of its Common Stock to Pride, Inc. (an entity incorporated in the State of Delaware), in exchange for all the issued and outstanding shares of PMS, thereby making the Company a majority owned subsidiary of Pride and PMS a wholly-owned subsidiary of the Company. PMS is the holding company for nine wholly-owned subsidiaries, operating as one unit, located in the United Kingdom. The accompanying consolidated financial statements are based on the assumption that the Company and PMS were combined for all periods presented, in a manner similar to the pooling of interests method of accounting. PMS and its wholly-owned subsidiaries are located in the United Kingdom and follow generally accounting principles in the United Kingdom. For purposes of the consolidated financial statements of the Company, the statements have been converted to the generally accepted accounting principles in the United States.

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

In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports expositions in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganization with PMS, whereby PMS became a wholly-owned subsidiary of ISI and ISI changed its name to Pride, Inc.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 1996 and November 30, 1995; (ii) Consolidated Condensed Statements of Operations for the Nine and Three Month Periods Ended August 31, 1996 and 1995 and (iii) Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended August 31, 1996 and 1995.

Results of Operations

Revenues increased by 29.2% when comparing the nine months ended August 31, 1996 to the nine months ended August 31, 1995. This increase was due to more business being written and more cars being sold on termination of leases. Approximately $440,000 of the increase related to increased revenue from the fleet management division.

Revenues increased by 8.6% when comparing the three month period ended August 31, 1996 with the three month period ended August 31, 1995. This was mainly due to a 40% increase in contract hire business written for the period. There was a reduction in revenues obtained from sales of vehicles due to less termination of leases in this quarter when compared to the corresponding quarter in 1995.

Cost of sales, depreciation, interest and administration expenses have all increased when comparing the nine months ended August 31, 1996 and 1995 respectively. These increases are all attributed to the increase in business activity and revenues as described above.

For the three month periods ended August 31, 1996 and 1995 respectively, expenses have fallen by 4.3%. Depreciation and interest have increased in line with the increase in business activity, but cost of sales has decreased due to the reduction in the amount of vehicles sold on termination of leases when comparing the two quarters.

For the three months ended August 31, 1996 and 1995 prior to the amortization of goodwill ($158,039 and $158,090, respectively) the Company reflected income before taxes of $6,368 (or $.002 per share) and a loss before taxes of $387,775, (or $.19 per share) respectively. This improvement in performance is mainly due to an increase in business written and a reduction in cost of sales as discussed above.

For the nine months ended August 31, 1996 and 1995, prior to the amortization of goodwill ($473,399 and $478,577, respectively) the Company reflected income before taxes of $135,431 (or $.06 per share) and a loss before taxes of $279,547, (or $.14 per share) respectively. This improvement in performance is due to a 29% increase in revenues for the period, and a corresponding increase of expenses of only 20%.

The Company reported losses after goodwill amortization of $151,671 (or $.06 per share) and $545,865 (or $.26 per share) for the three month period ended August 31, 1996 and 1995, respectively. The Company reported losses after goodwill amortization of $337,968 (or $.15 per share) and $758,124 (or $.37 per share) for the nine month period ended August 31, 1996 and 1995, respectively.

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

The Company's balance sheet at August 31, 1996 reflects total assets of $24,936,025 and total liabilities of $11,406,022. Due the nature of the Company's business, full maintenance leasing of motor vehicles which are long-term assets, the balance sheet has been prepared on an unclassified basis. Therefore, there is no classification of current assets and current liabilities.

The Company's total assets and resulting net worth includes the excess of cost over net assets acquired and acquisition costs, net of amortization, aggregating $9,867,355. These excess costs are being amortized over 10 and 20 year periods, respectively.

The Company acquires new vehicles as required. There are no material planned capital expenditures at the present time.

PART II.            OTHER INFORMATION

ITEM 1              Legal Proceedings - None.

ITEM 2.             Changes in Securities - None.

ITEM 3.             Defaults Upon Senior Securities - None.

ITEM 4.             Submissions of Matters to a Vote of Security Holders -
                    None.

ITEM 5.             Other Information - None.

ITEM 6.             Exhibits

                    (a) Exhibit 27 - Financial Data Schedule
                    (b) Exhibit 11 - Computation of Earnings Per Common
                                     Share

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    October 11, 1996



                                     PRIDE AUTOMOTIVE GROUP, INC.


                                     By:      /s/ Alan Lubinsky
                                              Chief Executive Officer

                                     By:      /s/ Ivan Averbuch
                                              Chief Financial Officer

PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                EXHIBIT 11
COMPUTATION OF EARNINGS PER COMMON SHARE
                (Unaudited)



                                                  For The Nine Months                 For The Three Months
                                                  Ended August 31,                    Ended August 31,
                                                  1996              1995              1996              1995

NET LOSS                                          $(337,968)        $(758,124)        $(151,671)        $(545,865)


SHARES:
Weighted average shares outstanding               2,328,139         2,060,000         2,652,500         2,060,000
Other - options, warrants etc.                    -                 -                 -                 -
                                                  2,328,139         2,060,000         2,652,500         2,060,000

PRIMARY EARNINGS PER SHARE                        $(.15)            $(.37)            $(.06)            $.27








                                                         - Exhibit 11 -