Form 10KSB
period 1996-11-30
PRIDE AUTOMOTIVE GROUP INC
filed 1997-02-26
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-27944


                          PRIDE AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                98-0157860
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization)

    Pride House, Watford Metro Centre, Tolpits Lane, Watford, Hertfordshire,
                                WD1 8SB England
                    (Address of principal executive offices)

                                 (800) 698-6590
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
          Title of each class Name of each exchange on which registered

                                      NONE

                 Securities registered pursuant to Section 12(g)
                                  of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The aggregate market value of the voting stock on February 12, 1997 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $2,443,632.80, based upon the average bid and asked prices for such Common Stock on said date ($1.89), as reported by a market maker. The issuer's and its subsidiaries had on a consolidated basis, revenues of $12,884,018 for its fiscal year ended November 30, 1996. On February 18, 1997, there were 2,792,500 shares of Registrant's Common Stock outstanding.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

History

     Pride Automotive Group, Inc., a Delaware corporation (the "Company") was formed by Pride, Inc. ("Pride"), in March 1995 for the purpose of acquiring all of the outstanding shares of common stock of Pride Management Services, Plc., an English corporation ("PMS"), which has been accounted for as a "Reorganization." Prior to the Reorganization, PMS was a wholly owned subsidiary of Pride.

     Pride was incorporated as L.H.M. Corp. in the State of Delaware on May 10, 1988, as a "blank check" company for the purpose of seeking potential business ventures through acquisition or merger. In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in establish sports expositions in sports products such as clothing and sports related equipment. At such time L.H.M. Corp. changed its name to ISI. ISI never engaged in any business operations. In November 1992, the Company effected a 1 for 200 reverse split of its issued and outstanding shares of Common Stock. In January 1994, ISI entered into an Agreement and Plan of Reorganization with Pride Management Services, Plc. ("PMS"), an English corporation, whereby PMS became a wholly owned subsidiary of ISI and ISI changed its name to Pride, Inc.

     Pride also owns 100% of the capital stock of Watford Investments (Pty) Limited ("WI"), a South African company, which was formed in March 1995. WI was formed for the purpose of obtaining a 24% interest in Masonic Motors, an automobile dealership in South Africa, which WI subsequently sold in September 1995. WI is an import and export company, which had minimal revenues from operations in fiscal 1996 and no revenues from operations in fiscal 1995.

     Pursuant to the terms and conditions of the Reorganization in March 1995, between the Company, PMS and Pride, the Company issued 1,500,000 shares of its Common Stock to Pride in exchange for all of the issued and outstanding shares of PMS. In connection with the Reorganization and formation of the Company, PMS became a wholly owned subsidiary of the Company which, prior to the Company's initial public offering, was approximately 72.8% owned by Pride. PMS is a holding company which has six wholly owned subsidiaries which engage in the Company's operations. PMS's wholly-owned subsidiaries include; Pride Vehicle Contracts Limited, Baker Vehicle Contracts Limited, Pride Vehicle Contracts (UK) Limited, Pride Leasing Limited, Pride Vehicle Management Limited and Pride Vehicle Deliveries Limited. These companies operate as one unit, with the same management and facilities. Unless the context otherwise requires, all references to the "Company" are to its wholly owned subsidiary, PMS and PMS's six wholly owned subsidiaries. See "--Subsidiaries."

Public Offering of Pride Automotive Group, Inc.

         In April 1996, the Company completed an underwritten initial public offering of its securities. The securities were registered with the Securities and Exchange Commission ("SEC") pursuant to a registration statement on Form SB-2. The initial public offering was declared effective by the SEC on April 24, 1996. In the offering, the Company sold 950,000 shares of its common stock to the public at a price of $5.00 per share and 2,000,000 redeemable common stock purchase warrants at a price of $.10 per warrant. The warrants are exercisable at a price of $5.75 per share, subject to adjustment, beginning April 24, 1997 and expiring April 23, 2001. In connection therewith, the Company also granted to the underwriter of the offering a warrant to purchase 95,000 shares of the Company's common stock at a purchase price of $5.00 and 200,000 redeemable common stock purchase warrants, each warrant exercisable to purchase one share of common stock at a purchase price of $7.50 per share. Other than with respect to the exercise price, the terms of the warrants granted to the underwriter are identical to those described above. the Company's securities are currently traded on the Nasdaq SmallCap Stock Exchange and the Boston Stock Exchange, Inc.

Acquisition of AC Car Group Limited

         In November 1996, the Company, through its subsidiary AC Car Group Limited, acquired all of the assets of AC Cars Limited ("AC Cars") and Autokraft Limited ("Autokraft"), two companies incorporated under the laws of England and Wales, respectively. AC Cars and Autokraft are specialty automobile manufacturers that had been in administrative receivership since March 1996.

Business of AC Car Group Limited

         AC Car Group Limited was incorporated in England and Wales on June 28, 1996, as Paradehaven Limited. The name was changed to AC Car Group Limited on August 30, 1996.

         AC Cars was formed in 1901 as Autocar & Accessories Limited and has been in continuous operations ever since. AC Cars is Britain's oldest independent manufacturer. Today, Autokraft and AC Cars manufacture and sell two automobiles, the AC Cobra and the AC Ace.

         The AC Cobra is a high-powered, hand built sports car with an aluminum body. The automobile is manufactured today using the same traditional coach building methods and original Cobra tooling which were used on the original manufactured Cobras in the 1960s. Historically, in 1963 the AC Cobra caused a sensation by racing along the MI motorway (England's first motorway) at 196 miles per hour, and by 1964, the 427 AC Cobra was listed in the Guinness Book of Records as the fastest production car in the world. The AC Cobra sells for about (pound)69,000 ($115,782).

         In 1986, the AC Ace prototype was first displayed at the Birmingham Motor show. The AC Ace was shown at the London Motor Show in the same year. In 1995, the AC Ace was shown to the North American public at the Detroit Motorshow. When the AC Ace comes into production, it will sell for approximately (pound)66,000 ($110,748). As of February 19, 1997, AC has produced approximately fifty pre-production AC Aces. The AC Ace should go into its final production stage in August 1997.

         Also in 1987, Ford Motor Company became a partner with Autokraft and AC Cars. The AC Cobra is equipped with a Ford V8 engine. Currently, Ford Motor Company owns the trademark to the name Cobra. However, Autokraft and AC Cars used the name Cobra under a license arrangement with Ford Motor Company. When they were placed in administrative receivership, the license arrangement with Ford Motor Company was voided. After the Asset Acquisition, the Company negotiated a licensing agreement with Ford Motor Company whereby the Company has procured a three year license, commencing December 7, 1996, to continue to use the name "Cobra" on its AC Cobra model.

Administrative Receivership

         AC Cars has incurred losses in recent years as a result of design and development costs incurred in bringing the AC Ace into production. Although most of the development work is now complete and approximately fifty AC Aces have been produced to date as pre-production vehicles, the expenses AC Cars and Autokraft incurred in connection with the development of the Ace forced Autokraft and AC Cars to seek additional capital investments so as to enable them to both meet current production needs and increase future production levels. Once it became clear to Autokraft and AC Cars' management that additional funds were unlikely to be forthcoming in time to allow the businesses to meet their financial obligations, coupled with their bankers indications that they no longer had confidence in the current ownership, the Directors of the businesses resolved to request their bankers to appoint Administrative Receivers. Administrative receivers were appointed on March 7, 1996.

Development Projects and Enhancements

         The Company, through AC, intends to continue to evaluate developing the Cobra and the Ace's chassis to be compatible with other engines.

Marketing and Sales; License Arrangement

         AC Cars has used very little, if any, print or other media advertising with respect to the AC Ace. However, both the Cobra and the Ace have been the subject of numerous magazine articles in automotive publications, and, as such, have received extensive exposure.

         As discussed above, AC Cars and Autokraft were using the name Cobra under a license arrangement with Ford Motor Company. Although the arrangement became void when the two companies were placed in receivership, the Company has entered into a licensing arrangement with the Ford Motor Company whereby the Company has procured a three year license to use the name "Cobra".

         Whereas the Company is pleased that it has been able to procure a licensing arrangement to continue to use the name "Cobra", the Company anticipates that a significantly larger portion of its future marketing efforts will concentrate on the venerable history and prestige associated with the name "AC", which name the Company acquired outright as part of the Asset Acquisition.

         The Company believes that the principal markets for sales of its automobiles are the United States, Australia, Thailand, Germany and the United Kingdom. The Company is in the process of negotiating distribution agreements in some of these important markets, including Australia and the United Kingdom, while agreements and approvals in other key markets have already been received. Although the Thailand distribution agreement became void when AC Cars and Autokraft were placed in receivership, management of the Company received verbal confirmation that the Thailand agreement will be continued upon consummation of the Asset Acquisitions.

         The AC Cobra is Type approved for sale in certain countries of the European Economic Community ("EEC").

Trademarks

         Acquired as part of the Asset Acquisitions was the rights to utilize the "Ace" mark on sales of the Ace. The right to use the Cobra name was subject to a license arrangement which was in place with Ford Motor Company, the owner of the trademark just prior to the appointment of Receivers. As discussed above, the Company has entered into a new license agreement with Ford Motor Company whereby the Company has procured a three year license to use the name "Cobra". Former management of Autokraft and AC Cars has advised the Company that it is not aware of any actions attempting to invalidate or challenge its use of such trademarks and that it has not received any notice or claims of infringement regarding its trademarks.

Insurance

         The Company and AC are in the process of purchasing products liability insurance. However, there can be no assurance that such insurance will be obtained, or that if obtained, that such insurance will be sufficient to cover claims, if any, or that such insurance will continue to be available at commercially reasonable terms. If the Company or AC are required to pay uninsured claims, it would adversely affect the businesses of the Company and AC and could cause a discontinuation of operations. The Company and AC do not carry business interruption or key man insurance. See "Risk Factors."

Legal Proceedings

         AC is not a party to any material litigation. Autokraft and AC Cars are involved in legal proceedings, all of which are related to their being placed in administrative receivership.

Properties

         AC currently occupies premises on a four acre site at the Brooklands Industrial Park in Surrey, England. The property comprises a factory, workshop, showroom and office space. In all, the facility provides approximately 90,000 square feet of manufacturing area and 20,000 square feet of executive office area. The Company has agreed to lease the premises currently occupied by AC for a period of one year commencing December 1, 1996. The Company lease costs approximately (pound)32,000 ($53,696) per month. AC has an option to purchase the premises for the purchase price of (pound)5,200,000 ($8,725,600) during the nine month period commencing December 1, 1996 and ending August 1, 1997.

Employees

         Autokraft and AC Cars together employed a total of 83 persons as of March 7, 1996, the date the two companies were placed in receivership. The Company retained approximately 31 of such employees upon completion of the Asset Acquisition and has hired four additional employees to oversee the manufacturing and marketing of the automobiles.

Business of Pride Management Services, Plc.

         The Company engages in the business of leasing new automobiles to businesses, servicing such automobiles during the lease term and remarketing the automobiles upon the expiration of the lease. The Company's business strategy is to (i) provide personal and attentive service to its clientele, (ii) lease primarily to high-quality credit applicants in order to continue to build a lease portfolio with low delinquency and credit loss rates, (iii) finance its lease portfolio with competitive credit terms and (iv) manage its residual risk relating to the Company's resale of automobiles after the expiration of the lease term. The leasing, financing and servicing of the vehicles is described as a "contract hire."

         The Company purchases each automobile pursuant to the specifications of its clients, finances the purchase and pays for all the maintenance and repairs on the vehicle during the term of lease. Typically, the Company pays off the purchase price of the vehicles during the term of the lease and then resells the automobile at the end of the lease term.

Acquisitions

         The Company has expanded its operations in the past several years through acquisition. In May 1990, the Company formed Baker Vehicle Contracts Limited ("Baker") to acquire certain assets, including the right to the name and contracts of Baker Hire Limited, an English company. At the time of its acquisition, Baker was a division of W.H. Baker Limited, which company had filed for bankruptcy protection. Baker's vehicle leasing is primarily in Wales and the southwest region of England. In December 1990, PMS was contracted to run the business of County Contract Hire Limited ("County"), which at that time comprised approximately 3,500 leased vehicles. In February 1992, the Company purchased County from Berisford International Plc., an English public company, pursuant to a stock purchase agreement, whereby PMS acquired all of the outstanding shares of County and changed County's name to Pride Vehicle Contracts (UK) Limited. In October 1994, the Company acquired certain assets of Master Vehicle Contracts Limited ("Master"), an English company, pursuant to the terms of an asset purchase agreement. The assets purchased included vehicles, vehicle lease agreements and customer lists. At the time of the sale, Master was in receivership, whereby the sale was entered into by PMS and the court appointed receivers. In connection with this purchase, the Company acquired the rights to use the name Master Vehicle Contracts Limited.

Industry Overview

         Companies have a variety of financing alternatives available to them in acquiring the use of a new automobile, either through the purchase or lease of such vehicle. In financing the purchase of a vehicle there are various loan alternatives including, fully amortizing, balloon payment, no money down, low down payment and business equity loans. In terms of leasing vehicles, there are various options including, payment schedules, term, maintenance and repurchase rights. The primary benefit of leasing over purchasing is that leasing typically provides a consumer with the opportunity to acquire the use of a new automobile at a lower monthly payment than financing the purchase of such vehicle, usually without a significant initial cash outlay, and enables the return of the automobile without any further liability at the end of the lease term. Companies which provide employees with automobile transportation typically lease such vehicles and expense the costs.

         The increase in new vehicle prices in relation to annual median family income has been a contributing factor in the growth in the leasing and used automobile markets. This has provided the Company with a further opportunity for revenue growth through the resale of its vehicles after the term of the lease or in the event there are defaults of the leases.

Business Objectives

         The Company's primary goal is to expand its leasing and fleet management operations, increase and obtain better terms with respect to the financing of the vehicles it leases and to increase the profitability of its vehicle remarketing program. The Company's strategy for continued growth is to
(i) increase lease origination by (a) increased name recognition, (b) acquisition of similar companies or their assets, (c) the development, expansion and retention of existing clients, and (d) the expansion into new geographic markets, (ii) further develop and market its fleet management services, (iii) increase and improve the terms of its financing arrangements, (iv) further develop and increase the profitability of its used automobile remarketing operations, and (v) lease primarily to high quality credit applicants in order to continue to build a lease portfolio with low delinquency and credit loss rates.

Subsidiaries

         The following table lists all the wholly owned subsidiaries of PMS, the date of their formation and business operations. These companies operate as one unit in conducting the business affairs of the Company.


                                             Date of
         Name                                Formation                 Business Operations
         Pride Vehicle Contracts
          Limited                            12/23/86                  Conducts all administrative functions for the Company,
                                                                       including paying salaries and all operational expenses of
                                                                       the Company.

         Baker Vehicle  Contracts  Limited   02/22/89                  Vehicle leasing,  primarily the business operations of Baker
                                                                       Hire Contracts Limited, acquired in May 1990, which
                                                                       operations are primarily in Wales and the south west region of England.

         Pride Vehicle Contracts             09/28/88                  Vehicle leasing, acquired County Contract Hire Limited
          (UK) Limited                                                 Hire Limited and Master Vehicle Contracts Limited in
                                                                       February 1992 and March 1994, respectively.

         Pride  Leasing  Limited             02/22/89                  Owns property and a building in Croydon,
                                                                       England, which is leased to an unaffiliated company.

         Pride Vehicle Management            02/14/90                  Operates the Company's fleet management services.
          Limited

         Pride Vehicle Deliveries            06/14/90                  Provides vehicle distribution and collection services for
          Limited                                                      all the Company's leasing operations.



Leasing, Maintenance and Resale

           The Company purchases each vehicle pursuant to its client's specifications; finances its purchase and pays for all the maintenance on the vehicle during the term of the lease. The Company usually finances the purchase of each vehicle to correspond with the term of the lease, such that upon the completion of the lease term the automobiles are fully paid. As of February 25, 1997, the Company had approximately 1,420 vehicles under lease.

         The term of the leases average generally between 24 and 48 months, with the average lease being 36 months. In addition to setting forth the lease term, the amount of the rental payments and the mileage allowance, each lease requires the lessee to pay all fees, taxes, fines and other costs relating to the use of the vehicle. Generally, the lessee pays the first and last two months lease payment in advance of the lease term. The lessee is required to maintain liability and casualty insurance on each vehicle at specified limits and to name the Company as an additional insured and loss payee. The Company will only approve policies which have a maximum deductible of $500.

         The Company's sales policy emphasizes leasing to financially sound clients and requires certain financial disclosures prior to executing any lease agreement. Customer accounts are targeted from profitable, growing, medium-sized corporate companies. For the years ended November 30, 1995 and 1996, the Company had two unaffiliated customers, Westbury Homes Plc. and Campbell Distillers Limited, which companies accounted for in the aggregate approximately 18% and 17%, respectively, of the Company's total revenues. For the three month period ended February 29, 1995 and the two month period January 31, 1996, revenues from these two unaffiliated customers aggregated 18% and 12%, respectively, of total revenues. The Company also leases vehicles to the following local government agencies; Swansea Council in Wales, Brent Council in London and Mid Glarmorgan Council in Wales.

         Each lease applicant must provide information regarding, among other things, corporate history, length of time in business, ability to pay based both on income level and certain debt to income ratios developed by the Company and credit history, including comparable borrowing experience. Review of financial statements, audited where obtainable allows for the independent verification of the Company's financial position and past history. The foregoing procedures provide the general basis for the Company's credit decisions, but the ultimate determination is in the discretion of the Company's credit analysts. Accordingly, certain of the leases entered into by the Company may not meet each of the Company's credit guidelines.

         The Company has servicing agreements with over 1,400 automotive dealerships and independent service centers in its areas of operations. Since all of the leased vehicles are new, there are warranties typically ranging from 12 to 36 months or 20,000 to 60,000 miles, which ever comes first, with the average being 24 months or 40,000 miles. Also each lease has milage limitation and additional fees for overages. Therefore, the Company does not incur significant expenses for repairs. Maintenance is regularly performed on all vehicles, pursuant to negotiated pricing schedules. No work is permitted to be performed on any vehicle, unless performed by one of the Company's contracted service centers with the prior consent of the Company.

         The monthly lease payment which the Company charges its clients is determined by a computer program which takes into account estimated service costs, new vehicle pricing, manufacturer bonuses, rebates and options, potential residual value at lease end as well as other variable information including interest rates and other current anticipated future economic variables. The client is responsible for maintaining its own insurance, of which the Company is the beneficiary, in the event the vehicle is damaged.

         The Company typically attempts to match the financing term with the lease term, whereby at the end of the lease term the Company owns the automobile. The Company does not currently perform repairs or refurbishing on the returned vehicles, rather, the Company attempts to resell such vehicles immediately upon their return in the same condition as they are returned in. This enables the Company to increase its cash flow, though the Company believes it could obtain higher prices for the used vehicles in the event minor repairs were performed prior to resale. The Company manages its residual risk by focusing on the leasing of vehicle models which it believes will have a broad appeal in the used automobile market at the end of the lease term and by utilizing multiple remarketing channels including, but not limited to used car wholesalers and used car retailers. The Company upon pricing the lease of a new vehicle reviews the listed wholesale price as listed in several pricing guides, predominantly the Current Auction Prices ("CAP") book, which gives the current wholesale price of the model being leased. The Company currently attempts to get at least 85% of the CAP listed wholesale price upon the resale of the vehicle. The Company believes that with increased working capital and cash flow from operations, the Company can make minor repairs and refurbishings on the automobiles performed and seek higher prices on resales of up to 110% of the wholesale price on popular models. The Company sells its used vehicles through used automobile wholesalers and retailers, automobile auctions, unaffiliated dealers and pursuant to sales to related parties of the lessees. In the event the market for used automobiles decreases the models or conditions of the vehicles returned to the Company decrease their resale value or vehicles are returned pursuant to defaults in the lease agreements, such events may adversely affect the Company's cash flow, profitability and business operations. See "-- Financing and Collections" and "-- Competition."

Fleet Management Services

         In 1994, the Company opened its fleet management division, which division manages the automobiles for certain of its corporate clients who choose to own the vehicle(s) directly. Customarily, these clients purchase the automobiles through the Company in order to take advantage of the Company's bulk purchase discounts. The Company maintains these vehicles on behalf of such clients pursuant to a monthly management fee, usually $15 per automobile and disposes of the vehicles thereafter on behalf of the client. The client pays all costs associated with the purchase, maintenance and resale of the automobiles. The Company estimates that for the year ended November 30, 1996 less than 5% of the Company's revenues were from fleet management services.

Suppliers

         The Company purchases all of the automobiles that it leases to its clients from automotive dealerships, usually several at a time. For the year ended November 30, 1996 and two months ended January 31, 1997, General Motors and Renault were the manufacturers of approximately 16.2% and 16.2%, respectively and 11.7% and 11.7%, respectively, of the vehicles which it leased. The Company does not depend on any individual dealership for the purchase of any vehicle brand. The Company has no written agreements with any dealership it purchases vehicles from, though it does receive yearly rebates from manufacturers based on quantity of automobiles purchased. Management believes that the price it pays and the terms it receives for the automobiles it purchases are more favorable than it would receive if it was purchasing automobiles on an individual basis. The Company believes that it will continue to be able to purchase automobiles at competitive prices and terms into the future.

         A portion of the Company's profit margin is based on rebates received directly from the automobile manufacturers on a yearly basis. The Company receives a rebate on most vehicles purchased based upon the quantity of automobiles purchased from said manufacturer each year. This rebate is usually between $100 and $400 per vehicle. However, the Company has no assurances that it will be able to acquire automobiles at favorable prices in the future or receive such rebates in the future. No assurance can be given that an uninterrupted and adequate supply of automobiles will be available to the Company in the future, although, the Company believes that there are a sufficient number of automobile dealerships, so that in the event any individual or group of dealerships can no longer service the

Company's needs, the Company will be able to find other dealerships at competitive prices. In the event the Company cannot obtain the automobiles of any specific manufacturer or automobiles in general or is not able to purchase such automobiles on similar terms as is presently available to it, the Company may be materially adversely affected.

Financing and Collections

         The Company provides new automobiles to its clients pursuant to each individual client's specifications, with personal and attentive service to include all of its clients needs. The Company's sales representatives have extensive experience in the automobile finance and leasing industry and work closely with the clients to meet their driving and financial needs.

         Since November 1992, when entering into new lease agreements, the Company purchases the automobile, which usually requires a 10% down payment and pays down the note on the purchase including principal and interest during the term of the lease. Prior to November 1992, the Company would finance the purchase of automobiles through promissory notes which required the payment of interest during the term of the loan and the repayment of the principal in a balloon payment at loan maturity which is the same as the end of the lease term. This financing strategy enabled the Company to increase its cash flow during the term of the lease, but the higher financing fees and interest expense reduced the Company's profit on the resale of the vehicles.

         The Company used $1,000,000 of the proceeds from its Public Offering to purchase vehicles pursuant to customer orders. The automobiles purchased will be subsequently utilized as a group as security for bank loans obtained by the Company. The principal amount of such loans will typically be equal to 90% of the value of the vehicles used as security. For example, if the Company purchases separately 10 automobiles during a month, pursuant to customer orders, at an aggregate purchase price of $200,000, the Company would seek a loan for $180,000, with the 10 vehicles being used as security for the loan. The Company believes that by obtaining loans on groups of vehicles instead of on an individual basis it will be able to obtain better financing terms and reduced financing costs, based on (i) the security for each loan is a group of vehicles instead on one individual vehicle and (ii) there being less administrative and closing costs incurred by the Company because there are fewer loans to process. This process will be cyclical for the Company, whereby, the proceeds of the loans will be used to purchase additional vehicles, pursuant to customer orders, which vehicles will in turn be financed in groups.

         The Company has asset funding lines to acquire revenue producing vehicles with several institutions in England in the aggregate amount of $18,200,000 of which the Company has borrowed approximately $11,000,000 as of January 31, 1997. The increase in the Company's asset funding line is attributable to the equity raised in the Company's initial public offering in April 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Under the lease agreements, the lessees generally have no right to terminate their leases prior to the end of their scheduled term. In the event that any lease terminates prior to the end of its scheduled term (whether by way of default, the destruction or theft of the vehicle), the lessee is liable to the Company for the amount by which the lessee's default termination liability under the lease agreement exceeds the realized value of such vehicle, which may be obtained through the proceeds of the sale of the vehicle (including a sale following repossession) or the proceeds of any applicable insurance on the vehicle. Under the terms of the lease, the term "default termination liability" includes; (i) all payments due under the lease agreement up to the termination date, inclusive of interest,
(ii) future rental payments due from termination date until the contracted lease termination date, less maintenance and a 5% discount and (iii) the difference between the amount received pursuant to the sale of the vehicle and the estimated residual value, if such sale price is less than the estimated residual value. Under its agreements with the lessee, the Company pays the sale or insurance proceeds to its lender up to the amount of the then remaining balance of the note payable related to the vehicle. Any shortfall is a credit loss and is borne by the lessee, and any excess is retained by the Company.

         The Company attempts to enhance the performance of its leases and thereby minimize its financial risks by maintaining timely, consistent and direct customer contact. When a default does occur, collections and repossessions are handled by the Company's collection department. Upon a lease payment default and after the passage of three days, the Company mails a written notice to the defaulting customer and attempts to contact the customer directly by phone. Once contact is established, the collection department will work with the customer until the default is cured. If contact is not made or the default is not satisfactorily cured, the Company will proceed to repossess the vehicle. The Company will repossess the vehicle upon a determination that there is a risk of not recovering the vehicle. In the event repossession is required, it typically will take place within 20 days after the initial default. Pursuant to English law, a company can repossess a vehicle for non payment in the event payment is not received within two days of the due date, however, the Company's lease agreements provide for a seven day grace period. No notice is required and no demand for payment need be made prior to repossession. The Company, as the vehicles owner, has all key numbers with respect to the vehicles it leases. In the event the Company deems repossession necessary it sends an employee to physically drive the vehicle away from the lessee. Repossessed vehicles are offered by the Company at public sale, after the giving of notice, and sold by the Company in a commercially reasonable manner. There were no repossessions of vehicles in fiscal 1996 and there have been none to date in 1997. There were no repossessions in fiscal 1995. Only one vehicle was repossessed during fiscal 1994.

Competition

         The Company's business is highly competitive, with relatively insignificant barriers to entry and with numerous firms competing for the same customers. The Company is in direct competition with local (includes the city of Hertfordshire and the surrounding areas), regional (includes London and the surrounding areas) and national (includes all of the United Kingdom, inclusive of England, Wales, Scotland and Northern Ireland) automotive leasing companies, many of which have greater resources and more extensive distribution and marketing than the Company. The largest leasing companies in direct competition with the Company are Cowie Interleasing, a division of Cowie, Plc., and Lex Vehicle Leasing Limited, each of which claim to have presently on lease approximately 65,000 vehicles. As of February 25, 1997, the Company had 1,420 vehicles under lease. The Company also competes in the automobile financing industry with providers of other forms of financing. Other competitors include finance companies affiliated with automobile manufacturers, a variety of local, regional and national finance companies, commercial banks, savings and loans, and other consumer lenders such as industrial thrifts and credit unions. The automobile leasing business is highly competitive and the Company competes for business on the basis of both pricing and service. The Company believes that the main concern of the lessee or buyer of a new automobile is the amount of the monthly payment and of any down payment. Many of the Company's competitors have significantly greater financial, technical and marketing resources and market share than the Company. Automobile finance companies affiliated with automobile manufacturers, from time to time offer aggressive leasing and financing programs at below market pricing to promote the sale of certain vehicle models. Many of the national leasing companies have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with vehicle leasing entities to jointly advertise and market their products and services.

         The used automobile sales business is highly competitive, with competition coming from individuals, independent used automobile wholesalers and dealerships and used automobile lots operated by new automobile dealers and rental car companies.

Marketing and Sales

         The sales policies of the Company have emphasized quality of business rather than volume, both in its own new business contracts and its acquired contracts. This controlled and conservative approach to growth allows the Company to write what it considers to be good quality, profitable contract hires. Customer service and satisfaction is then emphasized as a high priority, to ensure that the group's premium pricing policies can be maintained for repeat business.

         Customer accounts are targeted from profitable, growing, medium-sized corporate companies together with public sector referrals. The Company's credit underwriting policies reflect this prudent approach, and ensure that the high quality of the portfolio is maintained. The Company takes a balanced, portfolio approach to risk management with a variety of company sizes to balance credit risk against profit margin.

         The Company executes a finance company standard hire purchase agreement for each lease and the finance company takes a registered charge (security interest) over the underlying agreement between the Company and its customer. The security of the lender is further increased by the Company's down payment on the vehicles and the monthly payments of principal and interest during the term of the lease. The Company has all required liens and security interests appropriately filed and recorded.

         As part of its obligations, the Company performs all administrative functions in the acquisition, registration and leasing of the automobile and controls and pays for all required servicing of its vehicles. The Company obtains appropriate vehicle registrations and titles for all lease vehicles, tracks compliance with insurance requirements, negotiates and handles all claims with insurance companies and remits all appropriate sales taxes on lease payments to the taxing authority.

Government Regulations

         The Company is subject to regulation by the United Kingdom Department of Trade and Industry (the "Department of Trade"). The Department of trade establishes general rules and regulations with respect to the operation of a business in the United Kingdom. The Department of Trade has not established any regulations or licensing requirements specifically regulating the leasing of automobiles to companies. There can be no assurances that such will be the case in the future or that if licensing or other form of regulation is required in order to engage in the Company's business that the Company will be successful in obtaining such licenses or in meeting the requirements of such regulations. The Department of Trade, in accordance with the credit agreement act, requires the issuance of a license in order to lease vehicles to individuals, which license the Company has obtained, however, the Company never has nor does it presently intend to lease vehicles to individuals. In addition, the Company must also comply with a wide range of other state and local rules and regulations applicable to its business, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment. Continued compliance with the broad regulatory network of the United Kingdom is essential and costly and the failure to comply with such regulations may have an adverse effect on the Company's operations.

         In August 1995, the British Government passed a law allowing leasing companies to be reimbursed by the Government for the value added tax "VAT" which is added to all consumer goods including automobiles. The VAT tax is currently at 17.5%. Reimbursement of the VAT tax will allow the Company to charge lower lease rates.

Employees

         As of January 31, 1997, the Company employed 50 full-time persons, eight are in management (three of which are officers), eleven administrative, three sales representative and two drivers. None of the employees are represented by a union, and the Company considers employee relations to be good.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains 6,000 square feet of executive office space in a modern, free standing building at Pride House, Watford Metro Centre, Tolpits Lane Watford Hertfordshire, WD1 8SB England. The building was purchased by PMS in December 1992 at a cost of approximately $895,000. The annual cost of servicing the building's mortgage and taxes is approximately $80,000 and $18,000, respectively. Pride Leasing Limited owns a building in Croydon, England, which it purchased in 1991 at a cost of approximately $825,000, which it currently leases to an unaffiliated company. The lease term expires in 2004, and generates gross income of approximately $80,000 per annum. The annual cost of servicing that building's mortgage and taxes is estimated at $70,000 per annum.

         AC currently occupies premises on a four acre sight at the Brooklands Industrial Park in Surrey, England. The property comprises a factory, workshop, showroom and office space. In all, the facility provides approximately 90,000 square feet of manufacturing area and 20,000 square feet of executive office area. The Company has agreed to lease the premises currently occupied by AC for a period of one year commencing December 1, 1996. The Company lease costs approximately (pound)32,000 ($53,696) per month. AC has an option to purchase the premises for the purchase price of (pound)5,200,000 ($8,725,600) during the nine month period commencing December 1, 1996 and ending August 1, 1997.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material pending litigation which, if decided adversely to the Company, would have a significant negative impact on the business, income, assets or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company. In England, the owner of the automobile is not considered liable for the acts of the driver where there is a lease arrangement.

         AC is not a party to any material litigation. Autokraft and AC Cars are involved in legal proceedings, all of which are related to their being placed in administrative receivership.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during its fiscal year ended November 30, 1996.


                                                           PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.001 par value per share, is currently traded on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low closing prices by calendar quarters as reported by a market maker, during the periods provided for herein. Quotations represent prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

                                    Common Stock              Public Warrants
    Calendar Quarter                     Prices                   Prices
         Ended                      Low     High              Low      High

4/24/96 to 5/31/96                  7 1/2   8 1/4             3        4 1/8
6/1/96  to 8/31/96                  8       8 1/8             2 7/8    4
9/1/95  to 11/30/96                 5       6 7/8             1 1/8    1 1/2
12/1/96  to 2/1/96                  1 3/4   4 11/16           5/16     1 1/2
----------------------

         As of February 21, 1997, the number of registered holders of record of the Common Stock, $.001 par value, of the Company was approximately 26, as determined by the Company's stockholder records, and does not include beneficial owners at the Common Stock whose shares are held in names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 400 beneficial holders of the Common Stock.

         The Company has paid no dividends and has no present plan to pay dividends. Payment of future dividends will be determined from time to time by its board of directors, based upon its future earnings, if any, financial condition, capital requirements and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the years ended November 30, 1996 and 1995.

Pride Automotive Group, Inc. (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization agreement entered into in March 1995, the Company issued 1,500,000 shares of its Common Stock to Pride, Inc. (an entity incorporated in the State of Delaware), in exchange for all the issued and outstanding shares of PMS, thereby making the Company a majority owned subsidiary of Pride and PMS a wholly-owned subsidiary of the Company. PMS is the holding company for six wholly-owned subsidiaries, operating as one unit, located in the United Kingdom. The consolidated financial statements are based on the assumption that the Company and PMS were combined for all periods presented, in a manner similar to the pooling of interests method of accounting. PMS and its wholly-owned subsidiaries are located in the United Kingdom and follow generally accepted accounting principles in the United Kingdom. For purposes of the consolidated financial statements of the Company, the statements have been converted to the generally accepted accounting principles in the United States.

Pride, the Company's parent, is an entity reporting under the Exchange Act, and its reports may be obtained and reviewed by either contacting the Company or the Securities and Exchange Commission. Pride, Inc., on its own has virtually no operations. As such, its financial viability is represented by the financial statements of the Company. Pride was incorporated as L.H.M. Corp. in the State of Delaware on May 10, 1988 as a "blank check" company, for the purpose of seeking potential business ventures through acquisition or merger. In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports expositions in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganization with PMS, whereby PMS became a wholly-owned subsidiary of ISI and ISI changed its name to Pride, Inc. Pride also owns 100% of the capital stock of Watford Investments, a South African company with minimal operations. This Company was formed in March 1995.

The six wholly-owned subsidiaries of PMS are Pride Vehicle Contracts Limited, Baker Vehicle Contracts Limited, Pride Vehicle Contracts (UK) Limited, Pride Leasing Limited, Pride Vehicle Management Limited and Pride Vehicle Deliveries Limited, which comprise the operations of the Company. Unless the context otherwise requires, all references to the "Company" include its wholly-owned subsidiary, PMS, and PMS's wholly-owned subsidiaries. These companies jointly engage in the business of leasing new automobiles to businesses, servicing such automobiles during the lease term and remarketing the automobiles upon the expiration of the lease term, which arrangement is described as a "contract hire." The Company purchases each vehicle pursuant to its clients' specifications, finances its purchase and pays for all the maintenance on the vehicle during the lease term.

The Company has servicing agreements with automobile dealers and service centers, which specify pricing schedules for maintenance and repair work to be performed, all of which require the prior consent of the Company. Typically, the term of the loan corresponds with the term of the lease, whereby, upon the completion of the lease term, the automobiles are fully paid and owned by the Company. Upon the expiration of the lease, the Company remarkets the automobiles through various distribution channels including, but not limited to, used car wholesalers or used car retailers. Each client's monthly lease payment is determined by a computer program which takes into account estimated service costs, new vehicle pricing, manufacturer bonuses, rebates and options, potential residual value at lease end, as well as other variable information including interest rates and other current and anticipated future economic variables. The monthly lease payments are usually sufficient to pay the financing and servicing on the vehicles during the lease term, with the bulk of the profits, if any, coming on the resale of the automobile.

The Company's principal operations are conducted by PMS which reflects its financial statements in British pounds. As a result, most assets and liabilities of the foreign operations are translated into U.S. dollars using current exchange rates in effect at the balance sheet date. Fixed assets and intangible assets are translated at historical exchange rates. Revenue and expense accounts are translated using an average exchange rate during the period except for those expenses related to assets and liabilities which are translated at historical exchange rates. These expenses include depreciation and amortization which are translated at the rates existing at the time the asset was acquired. Any resulting gains or losses due to the translation are reflected as a separate item of stockholders' equity.

On November 29, 1996, the Company, through its newly formed majority owned subsidiary AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), acquired certain of the assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,000,000 was financed by the sale of common stock and by loans. The acquisition involved the purchase of plant and equipment, the brand name, inventories and an aircraft and has been recorded using the purchase method of accounting.

Results of Operations - Years Ended November 30, 1996 and November 30, 1995:

Revenues for the year ended November 30, 1996 were approximately $12,884,000 compared to approximately $9,723,000 for the year ended November 30, 1995, an increase of $3,161,000 or 32.5%. The primary reason for this increase was an increase in revenues from contract hire income and from the sales of vehicles at lease maturity, and an overall increase in the contract hire fleet size. There was also an increase in the fleet management division.

The Company's cost of sales increased both in actual dollars and as a percent of sales, when comparing the years ended November 30, 1996 and 1995. These costs increased by approximately $2,945,000 or 40.3%. As a percent of sales, costs of sales for 1996 were 79.5% versus 75.1% for 1995. Management believes that the increase was primarily due to the continuation of the more prudent
(conservative) approach to estimating the residual values of vehicles thereby increasing depreciation expense and costs of sales and reducing residual value risk. This more conservative approach reduces the residual value of an auto thereby increasing the amount of the auto to be depreciated. This approach will therefore increase depreciation expense, which costs will reduce the income from contract leasing. Since the residual value is now lower, the income from the ultimate sale of the vehicle is now higher.

General and administrative expenses decreased from $2,036,000 for 1995 to $1,802,000 for 1996 a decrease of $234,000 or 11.5%. As a percent of sales these expenses represented 14.0% of sales for 1996 and 20.9% for 1995. Management believes that the decrease in overhead costs relate to an aggressive costs reduction program instituted by management during 1996 and 1995.

Interest expense increased when comparing the year ended November 30, 1996 to 1995 from $630,000 to $860,000, an increase of $230,000 or 36.5%. Management attributes this increase to a higher volume of borrowings on hire purchase contracts. The Company is continuously negotiating with various banking institutions to obtain credit lines, all of which are secured by the vehicles purchased.

(Loss) before taxes for the years ended November 30, 1996 and 1995, prior to amortization of goodwill for the period ($635,000 and $631,000, respectively) aggregated $20,000 and $239,000, respectively. This decrease in the net loss was primarily due to the increased revenues as described above. For the year ended November 30, 1996, the Company reflected a net loss of $654,998 or $.27 per share. For the year ended November 30, 1995, the Company reported a net loss of $870,145 or $.42 per share.

Liquidity and Capital Resources

Due to the nature of the Company's business, namely contract leasing of motor vehicles which are fixed long-term assets, the balance sheet has been prepared on an unclassified basis. Accordingly, there is no classification of current assets and current liabilities. At November 30, 1996 and 1995, the Company's balance sheet reflected cash of $251,000 and $3,000, respectively, accounts receivable of $2,022,000 and $1,241,000, respectively, and total assets of $33,690,000 and $21,600,000, respectively. The principal reasons for the increase in total assets are the acquisition described above, an increase in contract higher vehicles available for lease and the proceeds from the Company's initial public offering.

In December 1995, the Company completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of Common Stock, at $6,000 per unit for aggregate gross proceeds of $120,000 ($.24 per share).

In April 1996 the Company successfully completed an initial public offering of its common stock, which yielded net proceeds to the Company of $2,166,000.

The Company's total assets as of November 30, 1996 and 1995 include intangible assets of $11,700,000 and $10,300,000, respectively. These intangible assets consist of the unamortized portion of the costs over net assets acquired in acquisitions, which are being amortized over periods ranging from 10 to 20 years. When adjusted for these intangible assets, the net tangible book value of the Company at November 30, 1996 and 1995 would be approximately $700,000 and $1,150,000, respectively.

The Company had reflected convertible debt of $562,292 as of November 30, 1994. These loans were to bear interest of 6% and were repayable five years from the date of issue. The original debt, which was not convertible, arose at the time PMS acquired one of its subsidiaries in 1992. The Company acquired this subsidiary for $1 and assumed approximately $11,500,000 of net liabilities. The acquisition resulted in goodwill of approximately $11,500,000. The ultimate holder of the debt in 1994, was given the option of converting such loans into shares of Pride, Inc.'s (the Company's parent) common stock at the end of such period based upon their guarantee of the ultimate sales values of the related revenue producing vehicles. This debtholder was the controlling shareholder of the Company's parent at the time of this transaction.

During the year ended November 30, 1995, the Company determined with the agreement of the debtholder, that the estimated ultimate sales values of the vehicles were less than expected and it was agreed that the debt would be written off against the debtholder guarantee. The balance of the debt, $562,292, was therefore treated as an early extinguishment of debt. At the time of the extinguishment, the debt outstanding was owed to a related party. In accordance with APB No. 26, extinguishment transactions between related entities should be treated as capital transactions. Accordingly, the gain on the extinguishment was added to additional paid-in capital.

During the year ended November 30, 1995, the Company generated cash flows from operating aggregating approximately $1,752,000. During the year ended November 30, 1996, the Company utilized $234,000 of cash flows from operations. The utilization of cash in 1996 was primarily due to currency translation adjustments.

Investing activities reflect uses of cash for the years ended November 30, 1996 and 1995 of $8,759,000 and $2,526,000, respectively. These uses of cash are the result of the purchases of fixed assets (primarily revenue producing vehicles) net of the proceeds received from the sale of vehicles at lease expiration dates and the acquisition described above.

In order to replenish its fleet of revenue producing vehicles, annually, the Company is required to purchase from 300 to 400 new vehicles at an average cost of approximately $25,000 each. At the time of purchase, the Company typically makes a cash deposit of approximately 10% and finances the balance. The Company has funding lines with several financing institutions for this purpose which aggregate approximately $18,200,000 at November 30, 1996. At November 30, 1996, there was approximately $11,000,000 outstanding under these lines. These lines are typically open for between 24 and 60 months depending on the terms, the most important term being the interest rate. Therefore, the principal amount of the Company's current credit lines is constantly changing. Since the Company's funding lines are asset based (secured by the vehicles purchased), there is generally no difficulty obtaining funding lines, however, the Company is continuously seeking to find the best terms and rates. Typically financing institutions authorize credit lines with a fixed interest rate, which line is to be open for a certain period of time. During the term of the line, the Company may draw down on such line in order to finance the purchase of vehicles to lease. When the time for drawing down on the line expires, the Company can no longer draw down on such line to finance additional vehicles, however, the amount drawn is repaid pursuant to the terms of such line.

For the year ended November 30, 1996, the Company provided cash from financing activities of approximately $9,240,000 primarily as a result of an IPO ($2,200,000) and the financing needed to acquire new vehicles ($11,500,000) net of the amounts utilized to pay hire purchase contract financing ($6,100,000). For fiscal 1995, the Company provided cash for financing activities ($759,000) primarily due to financing provided by bank lines of credit plus the increases in financing of new vehicles ($3,262,000) net of the amounts needed to reduce hire purchase contract financing ($3,496,000).

Other than the annual acquisitions of revenue producing vehicles as mentioned above, there are no material planned capital expenditures at the present time.

The Company believes that its cash flow from operations, and its available funding lines for the acquisition of revenue producing vehicles will be sufficient for at least the ensuing 12 month period.

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate, " "estimate," "expect," "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.


ITEM 7.           FINANCIAL STATEMENTS

         See attached Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between registrant and the firm of Civvals, Chartered Accountants and Registered Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                                          PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers.

         The executive officers and directors of the Company are as follows:

         NAME                                        AGE               POSITION

         Alan Lubinsky                               38                President, Secretary and
                                                                       Chairman of the Board

         Peter Dixon                                 52                Vice President, Treasurer
                                                                       and Director

         Ivan Averbuch                               41                Chief Financial Officer and Director




     Alan Lubinsky. Mr. Lubinsky has been the President and a director of the Company since its inception in March 1995. Mr Lubinsky has been the President, Secretary and director of Pride, Inc since January 14, 1994. Mr. Lubinsky has been the Chairman and Managing Director of Pride Management Services, Plc ("PMS") since its inception in 1988. Mr. Lubinsky has 18 years experience in the motor vehicle industry in positions of executive management.

     Peter Dixon Mr. Dixon has been the Vice President, Treasurer and a director of the Company since its inception in March 1995. Mr. Dixon has been the Vice President, Treasurer and a director of Pride, Inc. since January 14, 1994. Mr. Dixon has experience in corporate finance, investment banking, and manufacturing industries. From April 1990 to present, Mr. Dixon has been a director of Kingsland Community Services Limited, and Kingsland Developments Limited, companies which own and lease properties. From February 1990 to present, Mr. Dixon has been a director of Snuggledown of Norway (UK) Limited, a distribution of camping goods. His executive positions have included being the managing director of the securities division of Den Norske Bank from 1986 to 1990 and Chairman of several subsidiaries at Berisford International Plc from 1977 to 1986 and from December 1990 to August 1992. From August 1994 to August 1995, Mr. Dixon was a director of Welpac Plc, a company which was a distributor of hardware.

     Ivan Averbuch Mr. Averbuch has been a director and the Chief Financial Officer of the Company since December 1995. Mr. Averbuch has been the Chief Financial Officer of the of Pride, Inc. since December 1995. From September 1987 to November 1995, Mr. Averbuch was employed at Kessel

Feinstein, a member firm of Grant Thorton International, an accounting firm. In January 1989, Mr. Averbuch was promoted to audit manager and appointed as a partner in October 1992.

         The directors of the Company are elected annually by the shareholders and hold office until the next annual meeting of shareholders, or until their successors are elected and qualified. The Executive officers are elected annually by the board of directors, serve at the discretion of the board of directors and hold office until their successors are elected and qualified. Vacancies on the board of directors may be filled by the remaining directors.

         As permitted under Delaware Corporation Law, the Company's certificate of incorporation eliminates the personal liability of the directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against directors and other types of shareholder litigation.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, the Company has been informed that all officers, directors or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1996 fiscal year. The Company has no basis to believe that any other required filing by any of the above indicated individuals has not been made.

ITEM 10.          EXECUTIVE COMPENSATION


Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by Pride Vehicle Contracts Limited during the years ended November 30, 1996, 1995 and 1994. The Company did not incur any compensation expenses during such period.

                                                 Summary Compensation Table

                                                    Annual Compensation

(a)                                 (b)              (c)                 (d)            (e)

Name and Principal                                                                      Other Annual          Options/
   Position (1)                     Year             Salary($)           Bonus($)       Compensation($)(2)    SARS
------------------------            ----             ---------           ------         ------------------    ------

Alan Lubinsky
  President, Secretary              1996              $160,000           -              $30,000               100,000(3)
  and Chairman of the Board         1995              $137,750           -               30,000               -
                                    1994              $135,000           -               30,000               -



     (1) All of the Company's administrative functions, including the payment of salaries, are performed by Pride Vehicle Contracts Limited, since the Company's operations run basically as one operation. The Company believes that it is easier and cost effective to operate in this manner. The Company plans on continuing this practice in the future.

     (2) Includes contributions to the Company's pension plan of $18,000 in each of 1996, 1995 and 1994, respectively, and the cost of an automobile and expenses of $12,000 annually.

     (3) Alan Lubinsky entered into an employment agreement with PAG in August 1995. The agreement is for a term of three years, and pays Mr. Lubinsky an annual salary of $160,000 per annum with 10% yearly escalations, subject to adjustment by PAG's board of directors. Pursuant to the agreement, Mr. Lubinsky received stock options under PAG's Senior Management Incentive Plan to purchase 100,000 shares at $5.50 per share. These options vest at the rate of 33 1/3% per annum commencing August 1996.

Stock Options

         The following table sets forth certain information concerning the grant of stock options made during the year ended November 30, 1996, under the Company's 1995 Senior Management Incentive Plan.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)




                                                Individual Grants

(a) (b) (c) (d) (e)
                                                       % of Total
                                   # of Securities     Options/SAR's
                                   underlying          Granted to
                                   Options/SAR's       Employees in        Exercise or Base
Name                               Granted(1)          Fiscal Year         Price ($/SH)        Expiration Date
Alan Lubinsky                      100,000             100%                $5.50               8/01/08



(1) Alan Lubinsky entered into an employment agreement with PAG in August 1995. The agreement is for a term of three years, and pays Mr. Lubinsky an annual salary of $160,000 per annum with 10% yearly escalations, subject to adjustment by PAG's board of directors. Pursuant to the agreement, Mr. Lubinsky received stock options under PAG's Senior Management Incentive Plan to purchase 100,000 shares at $5.50 per share. These options vest at the rate of 33 1/3% per annum commencing August 1996. See "Employment Agreements".

         Represents incentive stock options granted under the Company's 1995 Senior Management Incentive Plan (the "Plan"). Options granted under the Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Under the terms of the Plan, options may be granted to officers, key employees, directors and consultants of the Company until September 2005. Options granted to directors, who are not officers or employees, or to consultants, do not qualify as incentive stock options. The option price per share may not be less than the fair market value of the Company's shares on the date the option is granted. However, options granted to persons owning more than 10% of the Company's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Company's shares on the date the option is granted. See "--1995 Senior Management Incentive Plan".

         The following table contains information with respect to employees of the Company concerning options held as of November 30, 1996

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


(a)                                       (b)                    (c)                (d)                            (e)

                                                                                                                   Value of
                                                                                    Number of                      Unexercised In-
                                                                                    Unexercised                    The-Money
                                                                                    Options/SAR's at               Options/SAR's
                                                                                    FY-End (#)                     at FY-End($)
                                          Shares Acquired         Value             Exercisable/                   Exercisable/
Name                                      on Exercise (#)         Realized($)       Unexercisable                  Unexercisable(1)

Alan Lubinsky                             0                       0                 33,333/66,667                  0


     (1) As of February 20, 1997, the average of the prior day's closing bid and ask price was $2.63. Since the exercise price of the Options ($5.50) is greater than the current average price, the Company believes the Options have no value.

Employment Agreements

         Alan Lubinsky entered into an employment agreement with the Company in August 1995. The agreement is for a term of three years, and pays Mr. Lubinsky an annual salary of $160,000 per annum with 10% yearly escalations, subject to adjustment by the Company's board of directors. Pursuant to the terms of his employment agreement, Mr. Lubinsky will devote all his business time to the affairs of the Company and Pride. Pursuant to the agreement, Mr. Lubinsky received stock options under the Company's Senior Management Incentive Plan to purchase 100,000 shares at $5.50 per share. These options vest at the rate of 33 1/3% per annum commencing August 1996. The agreement restricts Mr. Lubinsky from competing with the Company for a period of one year after the termination of his employment.

         Ivan Averbuch entered into an employment agreement with the Company in September 1995, for a term of 24 months, commencing December 1, 1995. The agreement is automatically extendable for an additional 24 months, subject to cancellation by either the Company or Mr. Averbuch on 90 days written notice. Pursuant to the terms of the agreement, Mr. Averbuch is to receive an annual salary of $55,000 per annum, with an annual increase of 10% per annum, subject to review by the Company's board of directors.

Senior Management Incentive Plan

         In September 1995, the board of directors adopted the Senior Management Incentive Plan (the "Management Plan"), which was adopted by written stockholder consent. The Management Plan provides for the issuance of up to 300,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers, key employees and consultants.

         The adoption of the Management Plan was prompted by its desire to provide the board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive officers, key employees and consultants who render significant services to the Company and its subsidiaries. The board of directors intends to offer key personnel equity ownership in the Company through the grant of stock options and other rights pursuant to the Management Plan to enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer to its as well as its subsidiaries executives, key employees and consultants a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock.

         The Management Plan is intended to attract and retain executive officers, key employees and consultants whose performance is expected to have a substantial impact on the Company's and its subsidiaries long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those who perform services of special importance to the Company will be eligible to participate under the Management Plan. A total of 300,000 shares of Common Stock will be reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

         Unless otherwise indicated, the Management Plan is to be administered by the board of directors or a committee of the board, if one is appointed for this purpose (the board or such committee, as the case may be, shall be referred to in the following description as the "Administrator"). Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a director of the Company shall also be subject, in the event the persons serving as members of the Administrator of such plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Exchange Act, to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under a plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan. If any change is made in the stock subject to the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the board of directors, except that any amendment which would increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or would change the category of persons who can be eligible for awards under such plan must be approved by affirmative vote of a majority of stockholders entitled to vote. The Management Plan permits awards to be made thereunder until September, 2005.

         Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements, as described below.

         Stock Options. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% stockholder") must be granted at an exercise price of at least 110% of the fair market value of the Common Stock on the date of the grant. The exercise price of the non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. Unless the Administrator determines otherwise, no ISO or non-ISO may be exercisable earlier than one year from the date of grant. ISOs may not be granted to persons who are not employees of the Company. ISOs granted to persons other than 10% stockholders may be exercisable for a period of up to ten years from the date of grant; ISOs granted to 10% stockholders may be exercisable for a period of up to five years from the date of grant. No individual may be granted ISOs that become exercisable in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,000. Non-ISOs may be exercisable for a period of up to 13 years from the date of grant. In connection with the Company's entering into an employment agreement with its president, Alan Lubinsky, Mr. Lubinsky received 100,000 stock options to purchase shares of Common Stock. See "Management Employment Agreement."

         Payment for shares of Common Stock purchased pursuant to the exercise of stock options shall be paid in full in cash, by certified check or, at the discretion of the Administrator, (i) by promissory note combined with cash, (ii) by shares of Common Stock having a fair market value equal to the total exercise price or (iii) by a combination of (i) and (ii) above. The provision that permits the delivery of already owned shares of stock as payment for the exercise of an option may permit "pyramiding". In general, pyramiding enables a holder to start with as little as one share of common stock and, by using the shares of common stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of Common Stock used to exercise the option.

         Upon termination of employment or consulting services, an optionee will be entitled to exercise the vested portion of an option for a period of up to three months after the date of termination, except that if the reason for termination was a discharge for cause, the option shall expire immediately, and if the reason for termination was for death or permanent disability of the optionee, the vested portion of the option shall remain exercisable for a period of twelve months thereafter.

     Incentive Stock Rights. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. Each incentive stock unit shall entitle the holder thereof to receive, without payment of cash or property to the Company, one share of Common Stock in consideration for services performed for the Company or any subsidiary by the employee, subject to the lapse of the incentive periods, whereby the Company shall issue such number of shares upon the completion of each specified period. If the employment or consulting services of the holder with the Company terminate prior to the end of the incentive period relating to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his/her heirs, as the case may be, shall be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the death or disability.

         Stock Appreciation Rights (SARs). SARs may be granted to recipients of options under the Management Plan. SARs may be granted simultaneously with, or subsequent to, the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("general SARs") or limited SARs ("limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to general SARs, except that, unless the Administrator determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transactions: (i) the approval of the Board of Directors of a consolidation or merger in which the Company is not the surviving corporation, the sale of all or substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

         The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs.

         Restricted  Stock  Purchase   Agreements.   Restricted  stock  purchase
agreements provide for the sale by the Company of shares of Common Stock at prices to be determined by the Board, which shares shall be subject to restrictions on disposition for a stated period during which the purchaser must continue employment with the Company in order to retain the shares. Payment can be made in cash, a promissory note or a combination of both. If termination of employment occurs for any reason within six months after the date of purchase, or for any reason other than death or by retirement with the consent of the

Company after the six-month period but prior to the time that the restrictions on disposition lapse, the Company shall have the option to reacquire the shares at the original purchase price.

         Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period") during which the recipient must continue to render services to the Company before the restricted shares will become vested. The Administrator may also impose other restrictions, terms and conditions that must be fulfilled before the restricted shares may vest.

         Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate), if any, which are paid or distributed on the restricted shares, and generally to exercise all other rights as a holder of Common Stock, except that, until the end of the restricted period: (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares and
(ii) the holder will not be entitled to sell, transfer or otherwise dispose of the restricted shares. A breach of any restrictions, terms or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

         Upon   expiration  of  the   applicable   restricted   period  and  the
satisfaction of any other applicable conditions, all or part of the restricted shares and any dividends or other distributions not distributed to the holder (the "retained distributions") thereon will become vested. Any restricted shares and any retained distributions thereon which do not so vest will be forfeited to the Company. If prior to the expiration of the restricted period a holder is terminated without cause or because of a total disability (in each case as defined in the Management Plan), or dies, then, unless otherwise determined by the Administrator at the time of the grant, the restricted period applicable to each award of restricted shares will thereupon be deemed to have expired. Unless the Administrator determines otherwise, if a holder's employment terminates prior to the expiration of the applicable restricted period for any reason other than as set forth above, all restricted shares and any retained distributions thereon will be forfeited.

         Accelerating of the vesting of the restricted shares shall occur, under the provisions of the Management Plan, on the first day following the occurrence of any of the following: (a) the approval by the stockholders of the Company of an "Approved Transaction"; (b) a "Control Purchase"; or (c) a "Board Change".

          An "Approved Transaction" is defined as (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (C) the adoption of any plan or proposal for the liquidation or dissolution of the Company.

         A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

         A "Board Change" is defined as circumstances in which, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office.

ITEM 11.          PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information at February 1997, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each director; (iii) and by all officers and directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.


                                                              Number of                        Percentage of
Name                                                          Shares                           Share Ownership

Pride, Inc.                                                   1,500,000                        53.7%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Alan Lubinsky (1)                                             1,600,000                        54.3%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Peter Dixon                                                   -                                *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Ivan Averbuch                                                 -                                *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

All officers and
Directors as a group
 (4 persons) (1)(2)(3)                                      1,600,000                          54.3%



     (1) New World Finance, Limited, which is wholly owned by a trust of which family members of Mr. Lubinsky are the beneficiaries, owns approximately 52.6% of the outstanding shares of Pride, Inc. and may be considered the beneficial owner of the shares of the Company owned by Pride, Inc. The trustee is Elfin Trust Company Limited, located on the

     Island of Guernsey, Channel Islands. Although Mr. Lubinsky disclaims beneficial ownership of the shares owned by New World Finance, Limited, it may be expected that such entity will vote its respective shares in favor of proposals espoused by Mr. Lubinsky. See "Executive Compensation - Employment Agreement."


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to the terms of the acquisition of County in 1992, the Company paid $1 and assumed approximately $11,500,000 of net liabilities. These liabilities were purchased by New World Finance Limited within thirty days of the acquisition. New World Finance Limited ("New World") is a company which is wholly owned by New World Trust, the beneficiaries of which are members of Mr. Lubinsky's family. This debt accrued interest at 6% and was repayable five years from the date of issuance. This debt was converted in March 1992 into a convertible note, which was convertible into shares of common stock of PMS at $1.50 per share. In March 1992, New World converted approximately $5,250,0000 of the note into 3,500,000 shares of PMS. In March 1993, New World converted approximately $3,750,000 of the note into 2,500,000 shares of PMS. In January 1994, pursuant to the reorganization of Pride and PMS, Pride acquired all the shares of PMS from New World, and issued shares of common stock of Pride, in return. In September 1994, the right to convert the note into shares of PMS, was converted into the right to purchase shares of common stock of Pride, at a price to be determined by the board of directors of Pride, as of each conversion date. In addition, New World guaranteed to PMS that the sale proceeds of vehicles acquired from County would be at least equal to the residual value shown on the books of County as of the date of the acquisition. Mr. Lubinsky did not vote on the conversion price of any of the following conversions. In September 1994, New World converted $1,125,000 into 281,250 shares of common stock of Pride, Inc. In October 1994, New World converted $400,000 into 114,285 shares of common stock of Pride, Inc. In January 1995, New World converted $155,000 into 155,000 shares of common stock of Pride, Inc.

         In August 1995, the Company determined, with the agreement of New World, that the estimated ultimate sales values of the vehicles were less than expected and it was agreed that the note ($562,292) be written off and canceled against the New World guarantee.

         In March 1995, Pride formed the Company in the State of Delaware and reorganized its corporate structure by exchanging all of its shares of PMS for 1,500,000 shares of the Company's Common Stock, making PMS a wholly owned subsidiary of the Company.

         In March 1995, the Company issued 60,000 shares of its Common Stock to Lampert & Lampert, counsel to the Company for fees and expenses of $500.

         In July 1995, PMS entered into a loan agreement with the Company's president, whereby PMS borrowed approximately $232,500. The loan is payable on demand and accrues interest at the rate of 2.5% over the Midland Bank base rate. The principal balance of such loan was $117,034 as of February 29, 1996. The principal amount of the loan, including accrued interest thereon, will be paid from the proceeds of this Offering. "Use of Proceeds."

         In December 1995, the Company consummated a private placement offering, whereby the Company sold 20 units, each unit comprised 25,000 shares of Common Stock at a purchase price of $6,000 per unit.

         In April 1996, the Company consummated an initial public offering, whereby the Company sold 950,000 shares of its common stock at a purchase price of $5.00 per share and 2,000,000 redeemable common stock purchase warrants at a price of $0.10 per warrant. The warrants are exercisable at a price of $5.75 per share, subject to adjustment, beginning April 24, 1997 and expiring April 23, 2001. In connection therewith, the Company also granted to the underwriter of the offering a warrant to purchase 95,000 shares of the Company's common stock at a purchase price of $5.00 and 200,000 redeemable common stock purchase warrants, each warrant exercisable to purchase one share of common stock at a purchase price of $7.50 per share. Other than with respect to the exercise price, the terms of the warrants granted to the underwriter are identical to those described above. The Company's securities are currently traded on the Nasdaq SmallCap Stock Exchange and the Boston Exchange.

         In November 1996, the Company, through its subsidiary AC Car Group Limited, purchased all the assets of AC Cars Limited and Autokraft Limited.

     For a description of the Company's employment agreements, see "Executive Compensation - Employment Agreements."


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

1) Independent Auditors Reports              F-1
2) Balance Sheets                            F-2
3) Statements of Operations                  F-3
4) Statement of Stockholders' Equity         F-4
5) Statements of Cash Flows                  F-5
6) Notes to Financial Statements             F-7

                  FINANCIAL STATEMENT SCHEDULES

     (b) During the 1996 fiscal year, the Company filed Reports on Form 8-K on each of the following date:

         (i) Form 8-K dated September 5, 1996 with respect to the purchase of a AC Cars Limited and Autokraft Limited.

     (c) The exhibits designated with an asterisk have previously been filed with the Commission in connection with Pride, Inc.'s Report on Form 8-K, dated January 13, 1994, PAG's Registration Statement on Form SB-2 dated January 12, 1996 (33-296-NY) and PAG's Report on Form 8-K dated September 5, 1996, pursuant to 17 C.F.R. ss.230.411, are incorporated by reference herein.

 2.1*             -        Agreement and Plan of Reorganization dated effective as of January
                           13, 1994.
 3.1*             -        Amendment to the Certificate of Incorporation of the Company dated January
                           15, 1994.
 3.2*             -        By-Laws of the Company.
10.2*             -        Employment Agreement with Alan Lubinsky.
10.3*             -        Employment Agreement with Ivan Averbuch.
10.5*             -        Loan Agreement between PMS and Alan Lubinsky.
10.6*             -        Form of Service Agreement.
10.7*             -        Asset purchase agreement between Pride Vehicle Contracts (UK)
                           Limited and Master Vehicle Contracts, Limited.
10.8*             -        Form of Hire Purchase Agreement.
10.9*             -        Mortgage on Pride House, Watford Metro Centre.
10.10*            -        Mortgage on Croydon, England property.
10.11*            -        Lease agreement with respect to the Croydon, England property.
10.12*            -        Form of Agreement to purchase all of the assets of AC Cars Limited and
                           Autokraft Limited.
24.1*             -        Letter from Mark H. Sternberg, with respect to the change in accountants [incorporated by reference to Exhibit 7(a)(1) of the Amendment to the Report on Form 8-K/A dated June 6, 1994].
24.2*             -        Letter from Lazar, Levine & Company, Certified Public Accountants, with respect to the change in accountants [incorporated by reference to
                           Exhibit 4(a)(v) of the Report on Form 8-K dated November 14, 1994].

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 1997.


                          PRIDE AUTOMOTIVE GROUP, INC.


                                                     /s/ Alan Lubinsky
                                                     ALAN LUBINSKY, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Alan Lubinsky                   President, Secretary and Chairman                            2/26/97
ALAN LUBINSKY                       of the Board of Directors (Principal                         Date
                                    Executive Officer)


/s/ Ivan Averbuch                   Chief Financial Officer                                      2/26/97
IVAN AVERBUCH                                                                                    Date



/s/ Peter Dixon                     Vice-President, Treasurer and                                 2/26/97
PETER DIXON                         Director (Principal Financial Officer)                        Date


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    Page Nos

Independent Auditors' Report                                                                                      F - 2

Financial Statements:
    Consolidated Balance Sheets as of November 30, 1996 and 1995                                                  F - 3
    Consolidated Statements of Operations for the Years Ended November 30, 1996 and 1995                          F - 4

    Consolidated Statement of Changes in Shareholders' Equity for the Two Years in the
    Period Ended November 30, 1996                                                                                F - 5

    Consolidated Statements of Cash Flows for the Years Ended November 30, 1996 and 1995                          F - 6


Notes to Consolidated Financial Statements                                                                        F - 7

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Pride Automotive Group, Inc. and subsidiaries as of November 30, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended November 30, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United Kingdom which are substantially the same as those followed in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the above mentioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of November 30, 1996 and 1995 and the results of their operations for the two years in the period ended November 30, 1996 in conformity with accounting principles generally accepted in the United States of America.

Our audits also include the translation of British pounds into United States dollars for amounts included in the consolidated financial statements. In our opinion, such translation has been made in conformity with the basis stated in
Note 2(h) of the notes to the consolidated financial statements.





MARBLE ARCH HOUSE
66-68 SEYMOUR STREET
LONDON W1H 5AF                                         CIVVALS
UNITED KINGDOM                FEBRUARY 14, 1997        CHARTERED ACCOUNTANTS

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              - ASSETS (Note 6(a) -

                                                                                                 November 30,
                                                                                                 1996           1995
                                                                                                 -------------  -----------

ASSETS:
  Cash and cash equivalents                                                                      $     250,699  $         3,377
  Accounts receivable (Notes 2c and 3)                                                               2,022,011        1,241,167
  Inventories (Note 2d)                                                                              1,022,655           31,137
  Property, revenue producing vehicles and equipment - net (Notes 2e, 4, 6 and 7)                   18,681,638        9,924,318
  Intangible assets - net (Note 2f)                                                                 11,712,578       10,340,396
  Deferred offering costs                                                                              -                 59,940
                                                                                          --------------------  ---------------
TOTAL ASSETS                                                                                       $33,689,581      $21,600,335
                                                                                                   ===========      ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
  Bank line of credit (Note 6a)                                                                  $   2,964,465     $  1,093,680
  Accounts payable                                                                                     624,953        1,291,368
  Accrued liabilities and expenses (Note 5)                                                            490,915          358,892
  Bank debt (Note 6b)                                                                                1,002,571        1,070,492
  Obligations under hire purchase contracts (Note 7)                                                11,034,951        5,578,565
  Loans payable - directors (Note 9)                                                                   -                123,668
  Other liabilities (Note 8)                                                                            33,560          532,804
  Acquisition debt payable (Note 10)                                                                 5,098,470             -
                                                                                                 ---------------------------
TOTAL LIABILITIES                                                                                   21,249,885       10,049,469
                                                                                                  ------------     ------------

MINORITY INTEREST IN SUBSIDIARY (Note 18)                                                               -                  -
                                                                                          ----------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 14 and 17)

SHAREHOLDERS' EQUITY (Notes 11, 12 and 19):
  Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
    or outstanding                                                                                     -                -
  Common stock, $.001 par value, 10,000,000 shares authorized 2,652,500
    and 1,560,000 shares issued and outstanding in 1996 and 1995, respectively                           2,653            1,560
  Additional paid-in capital                                                                        14,026,758       11,741,922
  Retained earnings (deficit)                                                                       (1,456,963)        (801,965)
  Foreign currency translation (Note 2h)                                                              (132,752)         609,349
                                                                                                --------------   --------------

TOTAL SHAREHOLDERS' EQUITY                                                                          12,439,696       11,550,866
                                                                                                 -------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $33,689,581      $21,600,335
                                                                                                   ===========      ===========

                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  November 30,
                                                                                                  1996             1995
                                                                                                  ---------        -----------

REVENUES (Notes 2i and 14):
  Contract hire income                                                                             $ 6,286,677     $  4,723,539
  Sale of vehicles                                                                                   5,839,080        4,629,860
  Fleet management and other income                                                                    758,261          369,657
                                                                                                --------------   --------------

TOTAL REVENUE                                                                                       12,884,018        9,723,056
                                                                                                 -------------    -------------

COSTS AND EXPENSES:
  Cost of sales                                                                                     10,241,850        7,297,331
  General and administrative expenses                                                                1,802,111        2,035,529
  Amortization of goodwill                                                                             634,813          630,718
  Interest and other                                                                                   860,242          629,623
                                                                                                --------------   --------------

                                                                                                    13,539,016       10,593,201

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                                              (654,998)        (870,145)

  Provision for income taxes (Notes 2g and 13)                                                         -                   -


NET (LOSS)                                                                                       $    (654,998)   $    (870,145)
                                                                                                 =============    =============

(LOSS) PER COMMON SHARE (Note 2j)                                                                   $(.27)            $(.42)
                                                                                                    =====             =====

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING (Note 2j)                                                          2,405,760        2,060,000

                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                       Shares                        Additional     Retained         Foreign        Total
                                       (As Restated      Common      Paid-in        Earnings         Currency       Shareholders'
                                       - See Note 1)     Stock       Capital        (Deficit)        Translation    Equity


Balance at December 1, 1994            1,500,000         $1,500      $11,119,690    $   68,180       $ 407,768      $11,597,138

Compensatory stock (Note 11)              60,000             60           59,940        -              -                 60,000

Early extinguishment of debt
with related party (Note 16)             -               -               562,292        -             -                 562,292

Foreign currency translation
adjustment                               -               -               -              -              201,581          201,581

Net loss for the year ended
November 30, 1995                       -               -                  -          (870,145)      -                 (870,145)


Balance at November 30, 1995           1,560,000          1,560       11,741,922      (801,965)        609,349       11,550,866

Private offering of common stock
(Note 11)                                500,000            500          119,500       -               -                120,000

Shares and warrants sold in
initial public offering (Note 11)        592,500            593        2,165,336       -               -              2,165,929

Foreign currency translation
adjustment                               -              -                  -                 -        (742,101)        (742,101)

Net loss for the year ended
November 30, 1996                        -              -                  -           (654,998)         -             (654,998)

BALANCE AT
NOVEMBER 30, 1996                      2,652,500         $2,653      $14,026,758   $(1,456,963)      $(132,752)     $12,439,696
                                       =========         ======      ===========   ===========       =========      ===========

                See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 November 30,
                                                                                                 1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                                     $    (654,998)   $    (870,145)
  Adjustments to reconcile net (loss) to net cash (utilized) provided by operating activities:
         Depreciation and amortization                                                               2,354,942        1,852,825
         Amortization of goodwill                                                                      594,735          630,718
         Extinguishment of debt with related party                                                     -                562,292
         (Gain) loss on disposal of fixed assets                                                      (119,030)         229,563
         Compensatory stock                                                                            -                     60
         Provision for maintenance costs                                                               (18,524)        (176,302)
         Foreign currency translation                                                                 (742,101)         201,581
  Changes in assets and liabilities:
     (Increase) in accounts receivable                                                                (599,753)        (236,681)
     (Increase) decrease in inventories                                                                (93,794)         111,382
     (Decrease) increase in accounts payable, accrued expenses and bank overdraft                     (955,172)        (553,388)
                                                                                                --------------    -------------
     Net cash (utilized) provided from operating activities                                           (233,695)       1,751,905
                                                                                                --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                       (9,858,724)      (3,433,132)
     Acquisition of assets in new subsidiary                                                          (969,279)         -
     Proceeds from sale of fixed assets                                                              2,068,601          906,727
                                                                                                --------------   --------------
     Net cash (utilized) by investing activities                                                    (8,759,402)      (2,526,405)
                                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank lines of credit                                                                            1,870,785        1,093,680
     Funds received from sale of common stock                                                        2,285,929          -
     Loans received from officers                                                                      -                232,500
     Loans repaid to officers                                                                         (304,759)        (108,832)
     Loans repaid to affiliate                                                                         -               (132,147)
     Principal payments of long term debt                                                              (67,921)         (92,375)
     Proceeds from hire purchase contract funding                                                   11,530,175        3,262,390
     Principal repayments of hire purchase contract funding                                         (6,073,790)      (3,495,819)
                                                                                                 -------------    -------------
     Net cash provided from financing activities                                                     9,240,419          759,397
                                                                                                 -------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   247,322          (15,103)

  Cash and cash equivalents, beginning of year                                                           3,377           18,480
                                                                                              ----------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                           $     250,699   $        3,377
                                                                                                 =============   ==============

SUPPLEMENTAL INFORMATION:
  (i)    In November 1996, the Company acquired certain of the assets of AC Cars
         Limited   aggregating   $6,067,749   and  incurred   debt   obligations
         aggregating $5,098,470.

  (ii) The loss on the disposal of fixed assets resulted from the sale of certain non-revenue producing assets whereby the proceeds were less than the carrying value.

                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 1 - DESCRIPTION OF COMPANY:

               Pride Automotive Group, Inc. (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization in March 1995, the Company issued 1,500,000 shares of its common stock to Pride, Inc. (an entity incorporated in the State of Delaware), thereby making the Company a majority owned subsidiary of Pride Inc., in exchange for all of the issued and outstanding shares held by Pride, Inc., of Pride Management Services Plc (PMS), a consolidated group of operating companies located in the United Kingdom which are engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. This exchange of stock resulted in PMS becoming a wholly owned subsidiary of the Company. The Company, its subsidiary PMS and PMS's subsidiaries are referred to as the "Company" unless the context otherwise requires. The accompanying consolidated financial statements are based on the assumption that the Company and PMS were combined for all periods presented, in a manner similar to the pooling of interests method of accounting.

               On November 29, 1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets (see
               Note 10) of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 is being financed with the proceeds of a private offering of the Company's common stock, (see Note 19) and by loans. The acquisition has been recorded using the purchase method of accounting. (See also Notes 2f and 10).

               The following unaudited pro-forma results of operations assume the acquisition occurred as of March 1, 1996 (amounts in millions except per share data):

                               Revenues                                                $14.2
                               Net loss                                                 (1.8)
                               Earnings per common share                               $(.75)

               The pro-forma financial information, which is only available beginning March 1, 1996, is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of March 1, 1996, nor are they necessarily indicative of future operating results. This is because AC Cars Limited and Autokraft Limited were in administrative receivership in the United Kingdom and this severely restricted the ability of the companies to manufacture and market their products. The Company has made the United States Securities and Exchange Commission aware of the fact that financial information is not available for prior periods.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               PMS, the operating group of companies, which is located in the United Kingdom, follows generally accepted accounting principles in the United Kingdom. For purposes of these consolidated financial statements, the Company has converted to the generally accepted accounting principles of the United States.

      (a)      Basis of Consolidation and Presentation:

               The consolidated financial statements include the accounts of the Company (Pride Automotive Group, Inc.), its' wholly owned subsidiary Pride Management Services Plc and its' wholly owned subsidiaries, and its' majority owned subsidiary AC Automotive Group, Inc. and its' wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

               Due to the nature of the Company's business, contract leasing of motor vehicles (revenue producing assets) which are treated as non-current fixed assets, the balance sheet is reflected on an unclassified basis. Accordingly, current assets and current liabilities are not reflected separately on the face of the balance sheet.

      (b)      Use of Estimates:

               In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

      (c)      Concentration of Credit Risk/Fair Value:

               Financial instruments that potentially subject the Company to concentrations of credit risk in accordance with SFAS No 105 consist principally of accounts receivable. The Company believes however, that risks associated with accounts receivable are limited due to its large customer base and the fact that it leases vehicles to companies in many industries.

               The  carrying  amounts  of  cash  and  cash  equivalents,   trade
               receivables, other assets, accounts payable and debt obligations approximate fair value.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (d)      Inventories:

               Inventories include vehicles which are no longer being leased to customers and which are temporarily being held for resale at cost less accumulated depreciation, which approximates net realizable value.
                The inventories of AC Automotive  Group, Inc. and its subsidiary consist of finished goods, work in progress and spare parts of specialty automobiles and are stated at the lower of cost, (first-in, first-out method) or market. Market is considered as net realizable value.

               As of November 30, 1996 and 1995 inventories consisted of the following:

                                                                                    1996                1995
                                                                               -------------          ------

                               Cars held for resale                              $   124,932           $31,137
                               Finished goods                                         75,510           -
                               Work-in-progress                                      684,305           -
                               Spare parts                                           137,908           -

                                                                                  $1,022,655           $31,137
                                                                                  ==========           =======


      (e)      Fixed Assets and Depreciation:

               Fixed assets are stated at cost less depreciation. Depreciation is provided on all assets at rates calculated to write off the cost of each asset over its estimated useful life, as follows:

                               Building and improvements 50 years straight-line basis Revenue producing vehicles 3-6 years straight-line basis Furniture and fixtures 4 years double declining basis Machinery and equipment 4 years double declining basis Aircraft 4 years double declining basis

               Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale of other disposal, the associated cost and accumulated depreciation of the asset are eliminated from the accounts and any resulting gain or loss is included in operations.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (f)      Intangible Assets:

               Intangible assets consist primarily of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10-20 years on a straight-line basis. Accumulated amortization as of November 30, 1996 and 1995 aggregated $2,990,626 and $2,355,813, respectively.

               In November 1996, the Company acquired certain of the assets of AC Cars Limited and Autokraft Limited (see Note 1 above). The purchase price exceeded the tangible net assets acquired by $2,006,995. This amount was assigned to the brand name and various contracts with suppliers and customers and is to be amortized over 20 years on a straight-line basis.

               The Company periodically reviews the valuation and amortization of goodwill and other intangibles to determine possible impairment by evaluating events and circumstances that might indicate an inability to recover the carrying amount. Such evaluation is based on analysis, including profitability, projections and cash flows that incorporate the impact on existing Company business.

      (g)      Income Taxes:

               The Company conducts all of its operating activities in the United Kingdom (UK). As such, they are subject to taxation in the UK based upon that country's tax statutes. Under UK taxation rules, provision is made for taxation deferred as a result of material timing differences between the incidence of income and expenditures for taxation and accounting purposes, using the liability method, only to the extent that there is reasonable probability that a liability or asset will crystallize in the near future. See also Note 13 regarding SFAS No 109 - Accounting for Income Taxes.

      (h)      Foreign Currency Translation:

               The Company's principal operations are conducted by PMS which reflects its financial statements in British pounds. As a result, most assets and liabilities of the foreign operations are translated into US dollars using current exchange rates in effect at the balance sheet date. Fixed assets and intangible assets are translated at historical exchange rates. Revenue and expense accounts are translated using an average exchange rate during the period except for those expenses related to assets and liabilities which are translated at historical exchange rates. These include depreciation and amortization which are translated at the rates existing at the time the asset was acquired. Any resulting gains or losses due to the translations are reflected as a separate item of shareholders' equity.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (i)      Income Recognition:

               Contract hire income of leased vehicles is recognized as operating leases over the period of the contract in accordance with SFAS No 13 - Accounting for Leases and the related amendments and interpretations. Income from the sale of previously leased vehicles, is reflected at the time of sale of the vehicle. Fleet management revenues and miscellaneous income are reflected on the accrual basis over the term that the services are provided.

      (j)      Earnings Per Share:

               Earnings per share are computed based upon the weighted average shares and common equivalent shares outstanding. The shares issued in connection with the reorganization (see Note 1), the shares issued in lieu of compensation for legal services and the shares sold during the year ended November 30, 1996 in a private offering (see Note 11), have been treated as outstanding for all periods presented, in accordance with the guidelines of the Securities and Exchange Commission. Common stock equivalents have been excluded from the computation since the results would be anti-dilutive.

      (k)      Cash and Cash Equivalents:

               For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      (l)      Lease Agreements:

               The Company leases vehicles with terms generally ranging from two to four years. The following table shows the future minimum lease payments of existing leases to be received, net of related costs (see also Note 7):

                               November 30, 1997                                $  5,103,977
                               November 30, 1998                                   4,390,779
                               November 30, 1999                                   2,634,819
                               November 30, 2000                                   1,007,729
                                                                               -------------
               Total minimum lease payments receivable
               net of executory costs                                            $13,137,304



      (m)      Accounting Changes:

               As permitted by SFAS 123, Accounting for Stock-Based Compensation, which becomes effective for the Company as of December 1, 1996, and which encourages companies to record expense for stock options and other stock-based employee compensation awards based on their fair value at date of grant, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its fiscal 1997 financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 3 - ACCOUNTS RECEIVABLE:

               Accounts receivable consist of the following:

                                                                                  1996                1995
                                                                              --------------    ----------

                               Trade receivables                                  $1,192,949       $   955,437
                               Lease maintenance receivables                         330,902            69,182
                               Value added tax                                       102,114            97,707
                               Due from related companies                             95,125           -
                               Other                                                 300,921           118,841
                                                                                ------------      ------------
                                                                                  $2,022,011        $1,241,167


     Included in the above trade receivables is $59,002 due on a long term basis as of November 30, 1996.

     Based upon past experience, the Company has deemed that no allowance for uncollectible accounts receivable is necessary.


NOTE 4 - FIXED ASSETS AND DEPRECIATION:

               Fixed assets consist of the following:

                                                                                  1996                1995
                                                                            ----------------   -----------

                      Buildings and improvements                                $  1,719,415      $  1,719,415
                      Revenue producing vehicles                                  17,282,095        11,989,192
                      Furniture, fixtures, plant and equipment                     2,247,430           519,753
                      Aircraft                                                     1,331,493              -
                                                                               ----------------------------
                                                                                  22,580,433        14,228,360

                      Less: accumulated depreciation (including
                            $3,388,495 and $3,853,753 of accumulated
                            depreciation on revenue producing vehicles,
                            for 1996 and 1995, respectively)                       3,898,795         4,304,042
                                                                               -------------     -------------
                                                                                 $18,681,638      $  9,924,318
                                                                                 ===========      ============


               Depreciation expense for the years ended November 30, 1996 and 1995 aggregated $2,295,164 and $2,415,117, respectively.

               One of the buildings owned by Pride Management is not currently being utilized by the Company. This building is being leased to an unrelated party at an annual rent of approximately $80,000 per annum.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 5 - ACCRUED LIABILITIES AND EXPENSES:

               Accrued liabilities and expenses consist of the following:

                                                                                     1996             1995
                                                                                 -----------       -------

                      Taxes other than income taxes                                 $418,082          $333,586
                      Miscellaneous accrued expenses                                  72,833            25,306
                                                                                  ----------        ----------
                                                                                    $490,915          $358,892
                                                                                    ========          ========


NOTE   6   -          BANK LOANS/LINE OF CREDIT:

      (a) The Company has a $2,684,800 line of credit with a bank at an interest rate of 3% in excess of the base rate (6% as of November 30, 1996). This line of credit is payable on demand and is secured by all assets of the Company other than revenue producing vehicles and buildings which are already pledged (see Notes 6b and 7). As of November 30, 1996, the bank had granted a temporary increase to $2,965,000 at similar terms.

      (b) At November 30, 1996, bank loans consisted of $1,002,571 due to two banks at rates of 3% and 5% in excess of the banks' base rate (6% as of November 30, 1996). These loans are secured by the freehold properties (buildings) owned by Pride Management and its subsidiaries, and mature in 2001 and 2017.

               The scheduled principal payments of this bank debt as of November 30, 1996 are as follows:

                      For the Year Ended November 30,

                               1997                     $   98,890
                               1998                         98,890
                               1999                         98,890
                               2000                         98,890
                               2001                         98,890
                               Thereafter                  508,121
                                                       -----------
                                                        $1,002,571


NOTE 7 - HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING:

               The Company has funding lines with several financing institutions in the United Kingdom in the aggregate amount of approximately $18,200,000 as of November 30, 1996. These funding lines are utilized to acquire revenue producing vehicles, which vehicles collateralize the outstanding obligations.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 7 - HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING (Continued):

               Assets (revenue producing vehicles) obtained under hire purchase contracts are capitalized as fixed assets and depreciated over their useful lives. The obligations under such agreements, which mature at various dates within five years from inception, are reflected separately on the balance sheet net of finance charges which are charged to the periods to which they apply. At November 30, 1996, obligations under hire purchase contracts are as follows:

               For the Year Ended November 30,

                      1997                            $  4,951,662
                      1998                               3,977,882
                      1999                               1,878,445
                      2000                                 226,962
                                                    --------------
                                                       $11,034,951

               The annual interest rates on these obligations range from 7.25% to 15.6%.


NOTE 8 - OTHER LIABILITIES:

               At November  30,  1996 and 1995 other  liabilities  consisted  of
               $33,560 and $532,804, respectively due to other creditors at interest rates approximating the current market rates and repayable on a demand basis.


NOTE 9 - RELATED PARTY TRANSACTIONS:

               At November 30, 1995, the Company was indebted to its President in the aggregate amount of $123,668. These unsecured loans were repayable on demand at an interest rate of 2 1/2% in excess of the base lending rate (6.75% at November 30, 1995) of the Company's bank. The loan was repaid during the year ended November 30, 1996.


NOTE 10 - ACQUISITION DEBT PAYABLE:

     As of November 30, 1996, acquisition debt payable (see Note 1) consisted of the following:

     Unsecured notes payable on demand after October 31, 1999; interest payable quarterly at 8% per annum $1,678,000

     Notes payable in 18 monthly installments of $46,611 plus interest at 2% above the base rate 839,000

     Other  short-term  notes  payable  (see  Note  19)  2,581,470   -----------
$5,098,470

                 PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE   11 -           COMMON STOCK/RECAPITALIZATION:

               In March 1995, the Company issued 1,500,000 shares of common stock in connection with a reorganization (see Note 1).

               In March 1995, the Company issued 60,000 shares of common stock in lieu of compensation for legal services rendered.

               In December 1995, the Company completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of common stock, at $6,000 per unit for aggregate gross proceeds of $120,000.

               In April 1996 the Company successfully completed an initial public offering ("IPO") of its common stock whereby it sold 592,500 shares of common stock at a price of $5.00 per share and 2,300,000 common stock purchase warrants at a price of $.10 per warrant. This offering yielded net proceeds of approximately $2,166,000.

               The warrants are exercisable at a price of $5.75 per share, subject to adjustment, one year from the date of the offering, for a period of four years. The warrants are redeemable by the Company at any time commencing one year from the date of its prospectus, upon 30 days notice, at a redemption price of $.05 per warrant.

               In addition, the Company entered into a consulting agreement with one of the Under- writers as a financial consultant for a period of two years at a monthly fee of $2,500 payable in full at the closing of the offering. The Underwriters have also been granted warrants to acquire 95,000 shares of Common Stock and 200,000 warrants at 150% of the public offering prices or $7.50 per share and $.15 per Warrant, respectively.


NOTE 12 - STOCK OPTION PLANS:

               In September 1995, the board of directors adopted the 1995 Senior Management Incentive Plan (the "Management Plan") which was adopted by shareholder consent. The Plan provides for the issuance of up to 300,000 shares of the Company's common stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees.

               As of November 30, 1996, the Company had granted options to purchase 100,000 shares of common stock at an exercise price of $5.50 per share, none of which had been exercised as of that date. These options are exercisable over a five year period pursuant to a three year vesting schedule (331/3% per annum) beginning in August 1996.

               See also Note 2(m) re: Accounting Changes.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 13 - INCOME TAXES:

               The provisions for United Kingdom income taxes utilizing the requirements of SFAS No 109 consisted of the following for the years ended November 30, 1996 and 1995:

                                                                                   1996               1995
                                                                              --------------     ---------

                      Current tax expense                                          $ 763,350        $  860,000
                      Deferred tax expense                                           174,650           -
                      Investment tax credits on vehicles                            (938,000)         (860,000)
                                                                                   ---------        ----------
                                                                             $       -        $        -
                                                                             ===============  ==========

               At November 30, 1996, investment tax credits being carried over to future periods aggregated approximately $11,904,000.

               The components of the deferred tax asset, pursuant to SFAS No. 109, as of November 30, 1996 and 1995, respectively, are as follows:


                                                                                      1996              1995
                                                                                    --------         -------

                      Operating loss carryforward                                   $ 52,000          $ 23,000
                      Valuation allowance                                            (52,000)          (23,000)
                                                                                    --------         ---------
                                                                                    $    -           $     -


               The Company has available operating losses carryforwards for tax purposes aggregating approximately $148,000 as of November 30, 1996, which may result in a deferred tax asset. The Company has recognized this asset but has provided a valuation allowance for the full amount since there is no assurance that such losses will be utilized in the near future.


NOTE 14 - ECONOMIC DEPENDENCY:

               For the years ended November 30, 1996 and 1995, the Company had two unaffiliated customers, which accounted for an aggregate of approximately 17% (1995 - 18%) and 12% (1995 - 15%) respectively, of the Company's total revenues.

               The Company purchases all of the automobiles that it leases to its clients from automotive dealerships, usually several at a time. The Company does not depend on any one dealership for its purchase of automobiles and does not have any written agreements with any of the dealerships it purchases vehicles from. The Company believes that it will continue to be able to purchase automobiles at competitive prices and terms into the future.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 15 - PENSION PLAN:

               PMS and its' subsidiaries have a fully insured defined contribution plan for all of its eligible employees. Contributions to the plan, which are discretionary, for the years ended November 30, 1996 and 1995 amounted to $33,264 and $55,817, respectively.


NOTE 16 - CONVERTIBLE DEBT:

               The Company had reflected convertible debt of $562,292 as of November 30, 1994. These loans were to bear interest at 6% and were repayable five years from date of issue. The original debt, which was not convertible, arose at the time PMS acquired one of its subsidiaries in 1992. The Company acquired this subsidiary for $1 and assumed approximately $11,500,000 of net liabilities. This acquisition resulted in goodwill of approximately $11,500,000. The ultimate holder of the debt, in 1994, was given the option of converting such loans into shares of Pride Inc.'s (the Company's parent) common stock at the end of such period, based upon their guarantee of the ultimate sales values of the related revenue producing vehicles. The debt holder was the controlling shareholder of the Company's parent at the time of this transaction.

               During the year ended November 30, 1995, the Company determined, with the agreement of the debt holder, that the estimated ultimate sales values of the vehicles were less than expected and it was agreed that the debt would be written off against the debt holder's guarantee. The balance of the debt, $562,292, was therefore treated as an early extinguishment of debt. At the time of extinguishment, the debt outstanding was owed to a related party. In accordance with APB No 26, extinguishment transactions between related entities should be treated as capital transactions. Accordingly, the gain on the extinguishment was added to additional paid-in capital.


NOTE 17 - COMMITMENTS:

      (a)      Leases:

               The Company has entered into a one-year lease agreement for the manufacturing facility being utilized for its new subsidiary at a cost of approximately $54,000 per month. The Company has an option to purchase this facility at a cost of $8,700,000, through August 1997. This lease expires in December 1997.

      (b)      Employment Agreements:

               In August 1995, the Company entered into an employment agreement with its President/Chairman of the Board of Directors. This three-year agreement provides for an annual salary of $160,000 with annual escalations of 10% and also contains certain non-compete restrictions. This employee was also granted 100,000 stock options (see Note 12).

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 17 - COMMITMENTS (Continued):

      (b)      Employment Agreements (continued):

               In September 1995, the Company entered into an employment agreement with an officer/director for a period of twenty four months commencing December 1, 1995. This agreement is automatically extendable for a further twenty four month period and provides for an annual salary of $55,000, subject to review by the Board of Directors.

      (c)      Rental Income:

               The Company leases one of its owned facilities to an unaffiliated company. The lease, which expires in 2004, provides for rental income of approximately $80,000 per annum. The annual cost of servicing the mortgage and real estate taxes on this building approximates $70,000.


NOTE 18 - MINORITY INTEREST IN SUBSIDIARY:

               The Company owns 70% of AC Automotive Group, Inc. ("AC Group"). As of November 30, 1996, losses applicable to the minority shareholders exceeded their interest in AC Group, which was reduced to zero, and as such, excess losses were charged against the operations of the Company. Future earnings attributable to the minority interest in AC Group, if any, will first be credited to the operations of the Company, to the extent that such excess losses were previously absorbed by the Company.


NOTE 19 - SUBSEQUENT EVENT:

               In December 1996, the Company completed a private placement of 14 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for an aggregate price of $100,000 per unit. The gross proceeds of $1,400,000 were used to satisfy a portion of the debt owed re: the acquisition of AC Car Group (see Notes 1 and 10).

               In December 1996, the Company also entered into a loan agreement with its bank for $755,000, with interest payable at 8% per annum, secured by a first lien on the aircraft owned by the Company as a result of the acquisition described in Note 1. This loan is to be repaid from the proceeds of the sale of the aircraft.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE
                          ARTICLE 5 OF REGULATIONS S-X



The  schedule  contains  summary  financial   information   extracted  from  the
consolidated financial statements for the year ended November 30, 1996 and is qualified in its entirety by reference to such statements.

   Period type                                                                                         12 Mos.
   Fiscal year end                                                                               Nov. 30, 1996
   Period start                                                                                  Dec. 01, 1995
   Period end                                                                                    Nov. 30, 1996
   Cash                                                                                                250,699
   Securities                                                                                           0
   Receivables                                                                                       2,022,011
   Allowances                                                                                           0
   Inventory                                                                                         1,022,655
   Current assets                                                                                       0
   PP&E                                                                                             22,580,433
   Depreciation                                                                                      3,898,795
   Total assets                                                                                     33,689,581
   Current liabilities                                                                                  0
   Bonds                                                                                                0
   Common                                                                                                2,653
   Preferred mandatory                                                                                  0
   Preferred                                                                                            0
   Other SE                                                                                        12,437,043
   Total liability and equity                                                                       33,689,581
   Sales                                                                                            12,884,018
   Total revenues                                                                                   12,884,018
   CGS                                                                                              10,241,850
   Total costs                                                                                      10,241,850
   Other expenses                                                                                       0
   Loss provision                                                                                       0
   Interest expense                                                                                    860,242
   Income pretax                                                                                      (654,998)
   Income tax                                                                                           0
   Income continuing                                                                                  (654,998)
   Discontinued                                                                                         0
   Extraordinary                                                                                        0
   Changes                                                                                              0
   Net income                                                                                         (654,998)
   EPS primary                                                                                            (.27)
   EPS diluted                                                                                            (.27)



                                                   - Exhibit 27 -