Form 10QSB
period 1997-02-28
PRIDE AUTOMOTIVE GROUP INC
filed 1997-04-18
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended February 28, 1997

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.001 par value. 2,812,500 shares outstanding as of February 28, 1997.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


                                      INDEX
                                                                         Page(s)

PART I. Financial Information:

ITEM 1. Financial Statements

Consolidated Condensed Balance Sheets - February 28, 1997
(Unaudited) and3.ovember 30, 1996                                          3.

Consolidated Condensed Statements of Operations (Unaudited)
Three Months Ended February 28, 1997 and February 29, 1996                 4.

Consolidated Condensed Statements of Cash Flows (Unaudited)
Three Months Ended February 28, 1997 and February 29, 1996                 5.

Notes to Interim Consolidated Condensed Financial Statements (Unaudited)   6.


ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                      9.


PART II. Other Information                                                 12.


SIGNATURES                                                                 13.

EXHIBITS: Exhibit 11 - Earnings (Loss) Per Share                           14.

Exhibit 27 - Financial Data Schedule                                       15.


 Page 2.

      PART 1.  Financial Information
      ITEM 1.  Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                            February 28,        November 30,
                                                            1997                1996
                                                            (unaudited)

ASSETS:
Cash and cash equivalents                                   $ 26,244            $ 250,699
Accounts receivable                                         1,891,598           2,022,011
Inventories                                                 1,298,916           1,022,655
Property, revenue producing vehicles and equipment -
 net (Note 2)                                               19,866,127          18,681,638
Intangible assets - net (Note 3)                            11,494,187          11,712,578

TOTAL ASSETS                                                $34,577,072         $33,689,581


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
Bank overdraft line of credit                               $ 3,735,283         $ 2,964,465
Accounts payable                                            1,152,057           624,953
Accrued liabilities and expenses                            314,213             490,915
Bank debt                                                   1,726,692           1,002,571
Obligations under hire purchase contracts                   11,645,767          11,034,951
Other loans - acquisition                                   4,156,000           5,098,470
Other liabilities                                           35,939              33,560

TOTAL LIABILITIES                                           22,765,951          21,249,885

MINORITY INTERESTS                                          295,759             -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 5):
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued or outstanding                                  -                   -
Common stock, $.001 par value, 10,000,000 shares authorized;
2,812,500 and 2,652,500 shares issued and outstanding at
February 28, 1997 and November 30, 1996                     2,813               2,653
Additional paid-in capital                                  13,565,190          14,026,758
Retained earnings (deficit)                                 (1,868,476)         (1,456,963)
Foreign currency translation                                (184,165)           (132,752)

TOTAL SHAREHOLDERS' EQUITY                                  11,515,362          12,439,696

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $34,577,072
$33,689,581


        See notes to interim consolidated condensed financial statements


 Page 3.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      For the Three Months Ended
                                                                      February 28,        February 29,
                                                                      1997                1996

REVENUE:
Contract hire income                                                  $1,652,484          $1,060,979
Sale of contract hire vehicles                                        1,731,816           1,140,384
Sale of vehicles - AC Cars (Note 1)                                   202,563             -
Fleet management and other income                                     207,420             186,051

                                                                      3,794,283           2,387,414

EXPENSES:
Cost of sales - contract hire                                         2,843,212           1,701,592
Cost of sales - AC Cars 144,022 -
General and administrative expenses - contract hire                   376,027             402,734
General and administrative expenses - AC Cars                         543,238             -
Amortization of intangible assets - contract hire                     157,680             157,680
Amortization of intangible assets - AC Cars                           10,319              -
Interest expenses and other - contract hire                           279,311             207,336
Interest expenses and other - AC Cars                                 78,382              -

                                                                      4,432,191           2,469,342

LOSS BEFORE MINORITY INTERESTS                                        (637,908)
(81,928)

Minority interests in net loss of consolidated subsidiaries           226,395             -

LOSS BEFORE PROVISION FOR INCOME TAXES                                (411,513)
    (81,928)

Provision (credit) for income taxes                                   -                   -

NET LOSS                                                              $ (411,513)         $ (81,928)


LOSS PER COMMON SHARE (Note 6):
Net loss before minority interest                                     $ (.23)             $ (.04)
Minority interest in net loss of subsidiary                           .08                 -

                                                                      $ (.15 )            $ (.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 6)                                           2,759,167
2,060,000




        See notes to interim consolidated condensed financial statements



 Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Three Months Ended
                                                                      February 28,        February 29,
                                                                      1997                1996


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (411,513)         $ (81,928)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Minority interest in ne                                               (226,395)           -
Depreciation and amorti                                               837,328             581,974
Amortization of goodwil1                                              148,683             156,655
(Gain)loss on disposal of fixed assets                                (28,470)            13,792
Provision for maintenan                                               -                   (14,651)
Foreign currency transl                                               276,330             1,025
Changes in assets and liabilities:
Decrease in accounts receivable                                       130,413             258,693
(Increase) in inventories                                             (276,261)           (195,756)
Increase in accounts payable, accrued expenses and other liabilities  352,781             248,062

Net cash provided from operating activities                           802,896             967,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of revenue producing assets                                  (2,918,307)         (1,133,500)
Proceeds from sale of fixed assets                                    517,139             221,135

Net cash (utilized) by                                                (2,401,168)         (912,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank lines of credit                                770,818             1,567
Proceeds from sale of common stock and warrants                       80,900              120,000
Costs associated with initial public offering                         (2,038)             -
Loans repaid to directors                                             -                   (6,634)
Principal payments of long-term debt                                  (6,679)             (18,294)
Payment of acquisition debt                                           (80,000)            -
Proceeds from hire purchase contract funding                          3,701,474           1,323,788
Principal repayments of hire purchase contract funding                (3,090,658)
(1,464,676)
Net cash provided (utilized) by financing activiti                    1,373,817           (44,249)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(224,455)           11,252

Cash and cash equivalents, beginning of year                          250,699             3,377


CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 26,244
       $ 14,629






See notes to interim consolidated condensed financial statements


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

     On November 29, 1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual report on Form 10-KSB for the year ended November 30, 1996 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1997 and the results of its operations and cash flows for the three month periods ended February 28, 1997 and February 29, 1996.


     The results of operations for the three month period ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.



     Page 6.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                          NOTES TO INTERIM CONSOLIDATED
                   CONDENSED FINANCIAL STATEMENTS (Unaudited)



NOTE 2 - FIXED ASSETS:

     Fixed assets consists of the following:

                                   February 28,             November 30,
                                   1997                     1996

Building and improvements          $ 1,719,415              $ 1,719,415
Revenue producing vehicles          18,835,804              17,282,095
Furniture, fixtures and machinery  2,301,842                2,247,430
Aircraft                           1,331,493                1,331,493

                                   24,188,554               22,580,433
Less: accumulated depreciation     4,322,427                3,898,795
------------- ------------
                                   $19,866,127              $18,681,638


NOTE 3 - INTANGIBLE ASSETS:


     Intangible assets consist of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS and brand names arising from the acquisition of AC Car Group. Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Brand names are being amortized over 40 years on a straight line basis. Accumulated amortization as of February 28, 1997 and November 30, 1996 aggregated $3,148,306 and $2,990,626, respectively.

     The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by evaluating events and circumstances that might indicate an inability to recover the carrying amount. Such evaluation is based on various analyses, including profitability projections and cash flows that incorporate the impact on existing Company business.


NOTE 4 - LIABILITIES:

     Included in liabilities as of February 28, 1997, are amounts in the aggregate of $12,589,097 which are not due and payable until after February 28, 1998. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


NOTE 5 - COMMON STOCK/INITIAL PUBLIC OFFERING:

     In December 1995, the Company completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of common stock, at $6,000 per unit for aggregate gross proceeds of $120,000.

     In April 1996, the Company successfully completed an initial public offering of its common stock. The Company sold 592,500 shares of common stock (including the underwriter's over allotment) at a price of $5.00 per share and 2,000,000 redeemable common stock purchase warrants at a price of $.10 per warrant for aggregate net proceeds of $2,280,294. Each common stock purchase warrant entitles the holder to purchase one share of common stock at an exercise price of $5.75.

     Page 7.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - COMMON STOCK/INITIAL PUBLIC OFFERING (Continued):

     In December 1996, the Company completed a private placement of 16 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for an aggregate price of $100,000 per unit.


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

     Page 8.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Pride Automotive Group, Inc., (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization agreement entered into in March 1995, the Company issued 1,500,000 shares of its common stock to Pride, Inc. (an entity incorporated in the State of Delaware), in exchange for all the issued and outstanding shares of PMS, thereby making the Company a majority owned subsidiary of Pride and PMS a wholly-owned subsidiary of the Company. PMS is the holding company for nine wholly-owned subsidiaries, operating as one unit, located in the United Kingdom. PMS and its wholly-owned subsidiaries are located in the United Kingdom and follow generally accepted accounting principles in the United Kingdom. For purposes of the consolidated financial statements of the Company, the statements have been converted to the generally accepted accounting principles in the United States.

     Pride, the Company's parent, is an entity reporting under the Exchange Act, and its reports may be obtained and reviewed by either contacting the Company or the Securities and Exchange Commission. Pride, Inc. on its own has virtually no operations. As such, its financial viability is represented by the financial statements of the Company. Pride was incorporated as L.H.M. Corp. in the State of Delaware on May 10, 1988 as a "blank check" company, for the purpose of seeking potential business ventures through acquisitions or merger. In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports expositions in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganization with PMS, whereby PMS became a wholly-owned subsidiary of ISI and ISI changed its name to Pride, Inc.

     In December 1995, Pride Automotive Group, Inc. consummated a private placement offering of common stock of 500,000 shares, which reduced the Company's ownership interest to 72.8%. In April 1996, Pride Automotive Group, Inc. completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants at a price of $.10 each. The effect of the offering was to reduce the Company's ownership interest to 56.55%.

     On November 29, 1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans.

     The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of February 28, 1997 and November 30, 1996; (ii) Consolidated Condensed Statements of Operations for the Three Month Periods Ended February 28, 1997 and February 29, 1996 and (iii) Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended February 28, 1997 and February 29, 1996.



 Page 9.

     Results of Operations

     Contract Hire/Fleet Management:

     Revenues increased by $1,204,306 or 50%, when comparing the three months ended February 29, 1996 to the three months ended February 28, 1997. The primary reason for this increase was due to an increase in revenues from contract hire income, sales of vehicles at lease maturity, and an increase in fleet management income.

     Cost of sales increased both in dollars and as a percent of sales, when comparing the three months ended February 29, 1996 to the three months ended February 28, 1997. These costs increased by $1,141,620 or 67%. As a percent of sales, cost of sales were 79% versus 71% for the respective periods for 1997 and 1996. Management believes that the increase was primarily due to the continuation of the more prudent approach to estimating the residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual value risk.

     General and administration expenses decreased by $26,707 when comparing the three months ended February 29, 1996 to the three months ended February 28, 1997. As a percent of sales, these expenses represent 10% of revenues for the period ended February 28, 1997 compared with 17% for the period ended February 29, 1996.

     Interest expense increased by $71,975 or 35%, when comparing the three month period ended February 28, 1997 to the three months ended February 29, 1996. Management attributes this increase to the higher volume of borrowing on hire purchases as result of increased business.


AC Cars - New Vehicles:

     The Company, on November 29, 1996, through its newly formed majority owned subsidiary, AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited, completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies are engaged in the manufacture and sale of sports cars among which the famous AC Cobra sells for approximately $100,000.

     The Company acquired the business out of administrative receivership and for the first quarter has devoted most of its resources to resurrecting operations. This has involved the upgrading of production facilities and equipment, appointing new dealerships, installing systems and controls and appointing new management where necessary. New dealerships have been set up in the United Kingdom and a distributor has been appointed in Australia.

     The Company has also embarked on a program to bring the new AC Ace Sports car into production in the last quarter of 1997. For the three month period ended February 28, 1997, the operations reported a loss of $573,398, after amortization of intangibles. Revenues, for the three month period, amounted to $202,563, with costs of sales amounting to $144,022. General and administration expenses and interest amounted to $543,238 and $78,382, respectively.


                Consolidated:

     For the three months ended February 28, 1997 and February 29, 1996, the Company reported, prior to amortization of goodwill, write-off of acquisition costs and minority interests, a loss from operations of $469,909 and a profit of $75,752 respectively. Of the overall loss of $469,909 in 1997, $563,079 is attributable to AC Cars (prior to amortization of intangibles) amd a profit of $93,170 is attributable to Pride.


 Page 10.

Liquidity and Capital Resources

     In December 1996, the Company completed a private placement of 16 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for an aggregate price of $100,000 per unit. The proceeds have been used to satisfy a portion of the debt owed for the acquisition of AC Car Group Limited.

     The Company acquires new vehicles as required. There are no material planned capital expenditures at the present time. Page 11.

                          Part II - Other Information

ITEM 1.  Legal Proceedings.  None.

ITEM 2.  Changes in Securities.  None.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.

            (a)  Exhibit 27 Financial Data Schedule.

            (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   April 17, 1997

Pride Automotive Group, Inc.
by: \s\ Alan Lubinsky
Alan Lubinsky

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)

                                                            For the Three Months Ended
                                                            February 28,    February 29,
                                                            1997            1996
LOSS BEFORE MINORITY INTERESTS                              $(637,908)      $ (81,928)

Minority interests in net loss of
 consolidated subsidiaries                                  226,395         -

LOSS BEFORE PROVISION FOR
 INCOME TAXES                                               (411,513)       (81,928)

Provision (credit) for income taxes                         -               -


NET LOSS                                                    $(411,513)      $(81,928)

LOSS PER COMMON SHARE:
Net loss before minority interest                           $  (.23)        $ (.04)
Minority interest in net loss of subsidiary                 .08             -

                                                            $ (.15 )        $ (.04)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                         2,759,167       2,060,000

                                              - Exhibit 11 -


                                                   Page 14.