Form 10QSB
period 1997-05-31
PRIDE AUTOMOTIVE GROUP INC
filed 1997-07-21
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the period ended May 31, 1997

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.001 par value. 2,837,600 shares outstanding as of May 31, 1997.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


                                      INDEX



                                                                 Page(s)

PART I. Financial Information:

ITEM 1. Financial Statements Consolidated
Condensed Balance Sheets - May 31, 1997
(Unaudited) and November 30, 1996                                3.

Consolidated Condensed Statements of Operations
(Unaudited) - Six and Three Months Ended
May 31, 1997 and 1996                                            4.

Consolidated Condensed Statements of Cash Flows
(Unaudited) - Six Months Ended May 31, 1997
and 1996                                                         5.

Notes to Interim Consolidated Condensed Financial
Statements (Unaudited)                                           6.


ITEM 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                 9.


PART II. Other Information                                       13.


SIGNATURES 14.


EXHIBITS: Exhibit 11 - Earnings (Loss) Per Share                 15.

Exhibit 27 - Financial Data Schedule                             16.

                                    Page 2.

PART 1. Financial Information
ITEM 1. Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                May 31,           November 30,
                                                                                1997              1996
                                                                                (unaudited)       (As restated
                                                                                                  see Note 1)

                                     ASSETS:

Cash and cash equivalents ......................................................$12,675           $250,699
Accounts receivable ............................................................1,680,790         2,022,011
Inventories ....................................................................1,631,786         1,022,655
Property, revenue producing vehicles and equipment - net (Note 2) ..............24,670,809        20,671,854
Intangible assets - net (Note 3) .............................................. 9,406,622         9,722,363
                                                                                ---------------   -----------

TOTAL ASSETS ...................................................................$37,402,682       $33,689,582
                                                                                ===============   ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
Bank overdraft line of credit ..................................................$5,288,035        $3,719,565
Accounts payable                                                                1,508,852         624,953
Accrued liabilities and expenses ...............................................488,519           517,285
Bank debt ......................................................................995,281           1,002,571
Obligations under hire purchase contracts                                       14,187,097        11,034,951
Other loans - acquisition (Note 5) .............................................4,247,500         4,317,000
Other liabilities ..............................................................--                33,560
                                                                                ---------------   -----------

TOTAL LIABILITIES ..............................................................26,715,284        21,249,885
                                                                                ---------------   -----------

MINORITY INTERESTS (Note 1) ....................................................89,290            482,486
                                                                                -------------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 5):
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
issued or outstanding ........................................................  -                   -
Common stock, $.001 par value, 10,000,000 shares authorized;
2,837,600 and 2,652,500 shares issued and outstanding at May 31,1997
and November 30, 1996                                                           2,838              2,653

Additional paid-in capital .....................................................13,453,407         13,487,388
Retained earnings (deficit) ....................................................(2,339,042)        (1,402,587)
Foreign currency translation ...................................................(519,095)          (130,243)
                                                                                --------------     -----------
TOTAL SHAREHOLDERS' EQUITY .....................................................10,598,108         11,957,211
                                                                                --------------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................$37,402,682        $33,689,582
                                                                                =================  ===========


        See notes to interim consolidated condensed financial statements

                                     Page 3.




                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the Six Months            For the Three Months
                                                  Ended May 31,                 Ended May 31,

                                                      1997           1996            1997           1996

REVENUE:
Contract hire income ..............................   $ 3,525,059     $ 2,258,438    $ 1,872,575    $ 1,197,459
Sale of contract hire vehicles ....................   3,716,495       2,496,380      1,984,679      1,355,996
Sale of vehicles - AC Cars (Note 1) ...............   516,506         --             313,943        --
Fleet management and other income - contract hire .   409,828         423,975        303,408        237,924
Other income - AC Cars ............................   87,714          --             45,714         --

                                                      8,255,602       5,178,793      4,520,319      2,791,379

EXPENSES:
Cost of sales - contract hire .....................   4,295,023       2,702,151      2,268,866      1,582,533
Cost of sales - AC Cars ...........................   441,972         --             269,794        --
Depreciation - contract hire ......................   1,664,894       1,226,317      847,840        644,343
Depreciation - AC Cars ............................   218,558         --             109,279        --
General and administrative expenses - contract hire   739,996         662,139        363,969        259,405
General and administrative expenses - AC Cars .....   776,457         --             397,342        --
Amortization of intangible assets - contract hire .   315,360         315,360        157,680        157,680
Amortization of intangible assets - AC Cars .......   1,232           --             616            --
Interest expenses and other - contract hire .......   624,310         459,123        344,999        251,787
Interest expenses and other - AC Cars .............   185,964         --             107,581        --
Research and development costs - AC Cars ..........   313,922         --             232,010        --

                                                      9,577,688       5,365,090      5,099,976      2,895,748


LOSS BEFORE MINORITY INTERESTS ....................   (1,322,086)     (186,297)      (579,657)      (104,369)

Minority interests in net loss of consolidated
subsidiaries ......................................    385,631        --             182,256        --

LOSS BEFORE PROVISION FOR INCOME
TAXES .............................................   (936,455)       (186,297)      (397,401)      (104,369)

Provision (credit) for income taxes                    --             --             --             --

NET LOSS ..........................................   $ (936,455)     $(186,297)     $(397,401)     $(104,369)

LOSS PER COMMON SHARE (Note 6):
Net loss before minority interest .................   $ (.47)         $ (.09)        $ (.20)        $ (.05)
Minority interest in net loss of subsidiary .......   .14             --             .06            --

                                                      $ (.33)         $ (.09)        $ (.14)        $ (.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 6) .......................   2,790,016       2,163,519      2,820,866      2,266,087

        See notes to interim consolidated condensed financial statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Six Months Ended
                                                                                           May 31,
                                                                                      1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................................$  (936,455)   $  (186,297)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Minority interest in net loss of subsidiary ......................................(385,631)          --
    Depreciation and amortization ....................................................1,904,595      1,246,229
    Amortization of goodwill .........................................................295,449        295,449
    (Gain) on disposal of fixed assets ...............................................(168,710)      (9,532)
    Provision for maintenance costs ..................................................--             23,691
  Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                                           (81,644)
(Increase) in inventories                                                              (609,131)     (106,292)
Increase (decrease) in accounts payable, ..........................................    823,217       (1,162,253)
Net cash provided from operating activities                                            1,264,555     19,351

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of revenue producing assets .......................................        (6,781,178)    (3,207,506)
  Proceeds from sale of fixed assets .................................................1,030,421      570,037
Net cash (utilized) by investing activities                                           (5,750,757)    (2,637,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from bank lines of credit .............................................1,568,470      467,809
  Proceeds from sale of common stock and warrants ....................................92,500         3,282,500
  Costs associated with stock/debt offerings .........................................(126,296)      (882,206)
  Loans repaid to directors ..........................................................--             (123,668)
  Principal payments of long-term debt ...............................................(7,290)        (42,436)
  Payment of acquisition debt ........................................................(42,500)          --
  Proceeds from hire purchase contract funding .......................................9,079,975      3,795,711
  Principal repayments of hire purchase contract funding .............................(5,927,829)    (3,448,679)

Net cash provided by financing activities ............................................4,637,030      3,049,031

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................................(388,852)      25,366

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................................(238,024)      456,279

  Cash and cash equivalents, beginning of year .......................................250,699        3,377

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................$    12,675    $   459,656

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

     On November 29, 1996, the Company, through its newly formed, 70%, majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, which has now been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows: Fixed Assets has been increased by $1,990,215 and
Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $482,486. The Company is in the process of preparing an amended Form 10-KSB to be filed with the Securities and Exchange Commission to reflect such restatements.


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


                                     Page 6.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY (Continued):

     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1997 and the results of its operations for the six and three month periods ended May 31, 1997 and 1996 and its cash flows for the six month periods ended May 31, 1997 and 1996.

     The results of operations for the six and three month periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - FIXED ASSETS:

     Fixed assets consists of the following:

                                   May 31,        November 30,
                                   1997           1996

Building and improvements          $ 1,719,415    $ 1,719,415
Revenue producing vehicles         22,218,436     17,282,095
Furniture, fixtures and machinery  4,739,322      4,641,388
Aircraft                           927,751        927,751

                                   29,604,924     24,570,649
Less: accumulated depreciation     4,934,115      3,898,795
                                   -------------  ------------
                                   $24,670,809    $20,671,854


NOTE 3 - INTANGIBLE ASSETS:


     Intangible assets consist of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Accumulated amortization as of May 31, 1997 and November 30, 1996 aggregated $3,307,218 and $2,990,626, respectively.

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

                                     Page 7.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 4 - LIABILITIES:

     Included in liabilities as of May 31, 1997, are amounts in the aggregate of $13,140,301 which are not due and payable until after May 31, 1998. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


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

     In 1997, the Company completed a private placement of 18 1/2 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for an aggregate price of $100,000 per unit. The notes are payable on the earlier of 18 months from the date of issuance or a closing of an underwritten public offering of the Company's (or any of its subsidiaries) securities.


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


     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. SFAS 128 is effective for financial statements for periods ended after December 15, 1997. The Company will adopt SFAS 128 for the year ended November 30, 1997, and accordingly restate prior periods, as early adoption is not permitted. Statement No. 128 is not expected to materially differ from primary earnings (loss) per share as reported in Exhibit 11 in the Company's quarterly Form 10-QSB.

                                     Page 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Pride Automotive Group, Inc., (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization agreement entered into in March 1995, the Company issued 1,500,000 shares of its common stock to Pride, Inc. (an entity incorporated in the State of Delaware), in exchange for all the issued and outstanding shares of PMS, thereby making the Company a majority owned subsidiary of Pride Inc. ("Pride") and PMS a wholly-owned subsidiary of the Company. PMS is the holding company for nine wholly-owned subsidiaries, operating as one unit, located in the United Kingdom. PMS and its wholly-owned subsidiaries are located in the United Kingdom and follow generally accepted accounting principles in the United Kingdom. For purposes of the consolidated financial statements of the Company, the statements have been converted to the generally accepted accounting principles in the United States.

     Pride, the Company's parent, is an entity reporting under the Exchange Act, and its reports may be obtained and reviewed by either contacting the Company or the Securities and Exchange Commission. Pride, Inc. on its own has virtually no operations. As such, its financial viability is represented by the financial statements of the Company. Pride was incorporated as L.H.M. Corp. in the State of Delaware on May 10, 1988 as a "blank check" company, for the purpose of seeking potential business ventures through acquisitions or merger. In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports expositions in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganization with PMS, whereby PMS became a wholly- owned subsidiary of ISI and ISI changed its name to Pride, Inc.

     In December 1995, Pride Automotive Group, Inc. consummated a private placement offering of common stock of 500,000 shares, which reduced Pride's ownership interest to 72.8%. In April 1996, Pride Automotive Group, Inc. completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants at a price of $.10 each. The effect of the offering was to reduce the Pride's ownership interest to 56.55%.

     On November 29, 1996, the Company, through its newly formed, 70%, majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, which has now been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows: Fixed Assets has been increased by $1,990,215 and
Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $482,486. The Company is in the process of preparing an amended Form 10-KSB to be filed with the Securities and Exchange Commission to reflect such restatements.

                                     Page 9.

     The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of May 31, 1997 and November 30, 1996 (as restated);
(ii) Consolidated Condensed Statements of Operations for the Six and Three Month Periods Ended May 31, 1997 and 1996 and (iii) Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended May 31, 1997 and 1996.

Results of Operations

Contract Hire/Fleet Management:

     Revenues increased by $1,369,283 when comparing the three months period May 31, 1997 to the three months ended May 31, 1996. The primary reason for the 49% increase was due to an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses. During this period, 128 new contracts were written at an average rental of $608 per vehicle as against 85 contracts in the corresponding period in 1996 at an average rental of $512 per vehicle. During this quarter, 20 vehicles were disposed of on termination of contracts at an average profit of $3,275 per vehicle. During the same quarter in 1996, 30 vehicles were disposed of at an average profit of $2,910 per vehicle.

     For the six month period May 31, 1997, revenues increased by $2,472,589 or 48%, when compared to the same period in 1996. The primary reason for this increase was due to an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses. During this period, 245 new contracts were written at an average rental of $566 per vehicle as against 126 contracts in the corresponding period in 1996 at an average rental of $498 per vehicle. For the six month period ending May 31, 1997, 60 vehicles were disposed of on termination of contracts at an average profit of $2,759 per vehicle as against 46 vehicles being disposed of in the corresponding period in 1996 at an average profit of $2,658 per vehicle. As of May 31, 1997, 1,528 vehicles were under lease and management compared to 1,220 vehicles as at May 31, 1996.

     Cost of sales (including depreciation) as a percent of revenue decreased from 80% to 76% when comparing the three months ended May 31, 1997 and 1996. Management attributes this decrease mainly to the increased profitability on sale of vehicles on termination of contracts during the quarter and the writing of more profitable contracts. Cost of sales as a percent of revenue increased from 76% to 78% when comparing the six month periods ending May 31, 1997 and 1996. Management attributes this increase primarily to the increase in buying and selling of vehicles and selling onto third parties at low margins to take advantage of dealer bonuses as well as the more prudent approach to estimating residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual risk.

     General and administrative expenses increased by $104,564 when comparing the three month periods ended May 31, 1997 and 1996. This increase is mainly due to an increase in staff levels as result of growth of business and normal increases in operating overhead. For the six month period ending May 31, 1997, compared to the same period in the prior year, general and administrative expenses increased by $77,857 which is in line with the growth of the business.

     Interest expense increased by 37% and 36% for the three month and six month periods ending May 31, 1997 and 1996, respectively. This increase is in line with the increase in new contracts written and associated increase in funding of vehicles.


                                    Page 10.

AC Cars

     The Company, on November 29, 1996, through its newly formed 70% owned subsidiary, AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited, completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies are engaged in the manufacture and sale of sports cars among which the famous AC Cobra sells for approximately $100,000.

     The Company acquired the business out of administrative receivership and for the first half of the year has devoted most of its resources to resurrecting operations. This has involved upgrading of production facilities, improving efficiency, appointing new dealerships, installing systems and controls and appointing new management where necessary. New dealerships have been appointed in the United Kingdom and a distributor has also been appointed in Australia. The Company has embarked on a program to bring the new AC Ace sports car into production in the last quarter of 1997, and has incurred research and development costs associated with such planned production.

     For the three-month period ended May 31, 1997, these operations reported a loss of $860,870. Revenues for the period were $359,657 as against $244,563 for the previous quarter. Cost of sales amounted to $269,794 as against $172,178 for the previous quarter. General and administrative expenses increased marginally from $379,115 to $397,342 when comparing the quarters ended February 28 and May 31, 1997. Interest charges amounted to $107,581 as against $78,383 for the first quarter.

     Research and development costs incurred relate to the manufacture and distribution of the AC Cobra and AC Ace cars. These costs amounted to $313,922 and $232,010 for the six and three months ended May 31, 1997, respectively.

     The shortfall in the working capital requirements of the AC Cars has been funded by the contract hire operations which have obtained increased bank lines of credit for this purpose. This will continue in the future until AC Cars is self supportive and able to fund its own working capital requirements. The repayment of the monies owed to the contract hire operations will be funded out of proceeds of vehicle sales.

Consolidated

     For the three months ended May 31, 1997, the Company reported a loss of $421,361 before amortization and minority interests, as compared to a profit of $53,311 for the same period in 1996. The reason for this, is that this quarter includes the operating losses of AC Cars. The loss for the quarter comprises a loss of $756,349 before amortization and minority interests in AC Cars and a profit before goodwill amortization of $334,988 in the contract hire operations.

     For the six-month period ended May 31, 1997, the Company reported a loss of $1,005,494 before amortization and minority interests as compared to a profit of $129,063 for the same period in 1996. The loss comprises a loss of $1,332,653 before amortization and minority interests in AC Cars and a profit before goodwill amortization of $327,159 in the contract hire operations.

Liquidity and Capital Resources

     In 1997, the Company completed a private placement of 18.5 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for an aggregate price of $100,000 per unit. The proceeds have been used to satisfy a portion of the debt owed for the acquisition of AC Car Group Limited.


                                    Page 11.

     The Company acquires new vehicles as required. There are no material planned capital expenditures at the present time.

Other

     Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending in the Company's industry, the competitive environment, the ability of the Company to expand its operations, the level of costs incurred in connection with the Company's expansion efforts and economic conditions. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                                    Page 12.

PART II. OTHER INFORMATION


                         [TO BE COMPLETED BY ATTORNEYS]

                                    Page 13.

                                   SIGNATURES





                          [TO BE INSERTED BY ATTORNEYS]

                                    Page 14.


                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)



                                                                    For the Six Months       For the Three Months
                                                                      Ended May 31  ,             Ended May 31,
                                                              ---------------------- -      ----------------------
                                                               1997          1996           1997           1996
                                                              -------------  ------------   -------------  -------

LOSS BEFORE MINORITY INTERESTS ............................   $(1,322,086)   $  (186,297)   $  (579,657)   $  (104,369)

Minority interests in net loss of consolidated subsidiaries       385,631           --          182,256           --
                                                                                            -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ....................      (936,455)      (186,297)      (397,401)      (104,369)

Provision (credit) for income taxes .......................          --             --             --             --
                                                                                                           -----------

NET LOSS ..................................................   $  (936,455)   $  (186,297)   $  (397,401)   $  (104,369)
                                                              ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ........................................     2,790,016      2,163,519      2,820,866      2,266,087
                                                              ===========    ===========    ===========    ===========


LOSS PER COMMON SHARE:
Net loss before minority interest .........................   $      (.47)   $      (.09)   $      (.20)   $      (.05)
Minority interest in net loss of subsidiary ...............           .14           --             (.06)          --
                                                              -----------    -----------    -----------    -----------
                                                              $      (.33)   $      (.09    $      (.14)   $      (.05)
                                                              ===========    ===========    ===========    ===========


                                 - Exhibit 11 -

                                    Page 15.