Form 10QSB/A
period 1997-05-31
PRIDE AUTOMOTIVE GROUP INC
filed 1997-07-21
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A





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

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.

            (a)  Exhibit 27 Financial Data Schedule.

            (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   July, 1997

Pride Automotive Group, Inc.
by: \s\ Alan Lubinsky
Alan Lubinsky


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