Form 10QSB/A
period 1997-05-31
PRIDE AUTOMOTIVE GROUP INC
filed 1997-08-18
CIK 1004124

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
                                   (Unaudited)


                                                                                For the Six Months Ended
                                                                                           May 31,
                                                                                      1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................................$  (936,455)   $  (186,297)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Minority interest in net loss of subsidiary ......................................(385,631)          --
    Depreciation and amortization ....................................................1,904,595      1,246,229
    Amortization of goodwill .........................................................295,449        295,449
    (Gain) on disposal of fixed assets ...............................................(168,710)      (9,532)
    Provision for maintenance costs ..................................................--             23,691
  Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                              341,221       (81,644)
(Increase) in inventories                                                              (609,131)     (106,292)
Increase (decrease) in accounts payable, ..........................................    823,217       (1,162,253)
Net cash provided from operating activities                                            1,264,555     19,351

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of revenue producing assets .......................................        (6,781,178)    (3,207,506)
  Proceeds from sale of fixed assets .................................................1,030,421      570,037
Net cash (utilized) by investing activities                                           (5,750,757)    (2,637,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from bank lines of credit .............................................1,568,470      467,809
  Proceeds from sale of common stock and warrants ....................................92,500         3,282,500
  Costs associated with stock/debt offerings .........................................(126,296)      (882,206)
  Loans repaid to directors ..........................................................--             (123,668)
  Principal payments of long-term debt ...............................................(7,290)        (42,436)
  Payment of acquisition debt ........................................................(42,500)          --
  Proceeds from hire purchase contract funding .......................................9,079,975      3,795,711
  Principal repayments of hire purchase contract funding .............................(5,927,829)    (3,448,679)

Net cash provided by financing activities ............................................4,637,030      3,049,031

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................................(388,852)      25,366

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................................(238,024)      456,279

  Cash and cash equivalents, beginning of year .......................................250,699        3,377

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................$    12,675    $   459,656

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

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.

            (a)  Exhibit 27 Financial Data Schedule.

            (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   August 18, 1997

Pride Automotive Group, Inc.
by: \s\ Alan Lubinsky
Alan Lubinsky