Form 10KSB/A
period 1996-11-30
PRIDE AUTOMOTIVE GROUP INC
filed 1997-09-17
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB\A
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

On November 29, 1996, the Company, through its newly formed majority owned subsidiary AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), acquired certain of the assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,000,000 was financed by the sale of common stock and by loans. The acquisition involved the purchase of plant and equipment, the brand name, inventories and an aircraft and has been recorded using the purchase method of accounting (see also Note 19c - notes to financial statements).

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

(Loss) before taxes and minority interests for the years ended November 30, 1996 and 1995, prior to amortization of goodwill for the period ($635,000 and $631,000, respectively) aggregated $20,000 and $239,000, respectively. This decrease in the loss was primarily due to the increased revenues as described above. For the year ended November 30, 1996, the Company reflected a net loss (after minority interests in the net loss of subsidiaries) of $600,622 or $.25 per share. For the year ended November 30, 1995, the Company reported a net loss of $870,145 or $.42 per share.

Liquidity and Capital Resources

Due to the nature of the Company's business, namely contract leasing of motor vehicles which are fixed long-term assets, the balance sheet has been prepared on an unclassified basis. Accordingly, there is no classification of current assets and current liabilities. At November 30, 1996 and 1995, the Company's balance sheet reflected cash of $251,000 and $3,000, respectively, accounts receivable of $2,022,000 and $1,241,000, respectively, and total assets of $33,690,000 and $21,600,000, respectively. The principal reasons for the increase in total assets are the acquisition described above, an increase in contract hire vehicles available for lease and the proceeds from the Company's initial public offering.

In December 1995, the Company completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of Common Stock, at $6,000 per unit for aggregate gross proceeds of $120,000 ($.24 per share).

In April 1996 the Company successfully completed an initial public offering of its common stock, which yielded net proceeds to the Company of $2,166,000.

The Company's total assets as of November 30, 1996 and 1995 include intangible assets of approximately $9,700,000 and $10,300,000, respectively. These intangible assets consist of the unamortized portion of the costs over net assets acquired in acquisitions, which are being amortized over periods ranging from 10 to 20 years. When adjusted for these intangible assets, the net tangible book value of the Company at November 30, 1996 and 1995 would be approximately $2,200,000 and $1,210,000, respectively.

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

During the year ended November 30, 1995, the Company generated cash flows from operating activities aggregating approximately $1,550,000. During the year ended November 30, 1996, the Company generated $508,000 of cash flows from operations.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           Page Nos

Independent Auditors' Report ...........................................................   F - 2

Financial Statements:
    Consolidated Balance Sheets as of November 30, 1996 and 1995 .......................   F - 3
    Consolidated Statements of Operations for the Years Ended November 30, 1996 and 1995   F - 4

    Consolidated Statement of Changes in Shareholders' Equity for the Two Years in the
    Period Ended November 30, 1996 .....................................................   F - 5

    Consolidated Statements of Cash Flows for the Years Ended November 30, 1996 and 1995   F - 6


Notes to Consolidated Financial Statements .............................................   F - 7

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













MARBEL ARCH HOUSE            FEBRUARY 14, 1997 EXCEPT
66-68 SEYMOUR STREET         AS TO NOTES 18 AND 19(c)
LONDON W1H 5AH               WHICH ARE DATED              CIVVALS
UNITED KINGDOM               JUNE 26,  1997               CHARTERED ACCOUNTANTS

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              - ASSETS (Note 6(a) -

                                                                                     November 30,
                                                                                 1996            1995
                                                                                ---------------- -----------

ASSETS:
  Cash and cash equivalents ..................................................   $    250,699    $      3,377
  Accounts receivable (Notes 2c and 3) .......................................      2,022,011       1,241,167
  Inventories (Note 2d) ......................................................      1,022,655          31,137
  Property, revenue producing vehicles and equipment - net
    (Notes 2e, 4, 6, 7 and 19c) ..............................................     20,671,854       9,924,318
  Intangible assets - net (Notes 2f and 19c) .................................      9,722,363      10,340,396
  Deferred offering costs ....................................................           --            59,940
                                                                                 ------------    ------------
TOTAL ASSETS .................................................................   $ 33,689,582    $ 21,600,335
                                                                                 ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
  Bank line of credit (Note 6a) ..............................................   $  2,964,465    $  1,093,680
  Accounts payable ...........................................................        624,953       1,291,368
  Accrued liabilities and expenses (Note 5) ..................................        490,915         358,892
  Bank debt (Note 6b) ........................................................      1,002,571       1,070,492
  Obligations under hire purchase contracts (Note 7) .........................     11,034,951       5,578,565
  Loans payable - directors (Note 9) .........................................           --           123,668
  Other liabilities (Note 8) .................................................         33,560         532,804
  Acquisition debt payable (Note 10) .........................................      5,098,470            --
                                                                                                 ------------
TOTAL LIABILITIES ............................................................     21,249,885      10,049,469
                                                                                 ------------    ------------

MINORITY INTEREST IN SUBSIDIARY (Note 18) ....................................        482,486            --
                                                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Notes 14 and 17)

SHAREHOLDERS' EQUITY (Notes 11, 12 and 19):
  Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
    or outstanding ...........................................................           --              --
  Common stock, $.001 par value, 10,000,000 shares authorized 2,652,500
    and 1,560,000 shares issued and outstanding in 1996 and 1995, respectively          2,653           1,560
  Additional paid-in capital .................................................     13,487,388      11,741,922
  Retained earnings (deficit) ................................................     (1,402,587)       (801,965)
  Foreign currency translation (Note 2h) .....................................       (130,243)        609,349
                                                                                 ------------    ------------

TOTAL SHAREHOLDERS' EQUITY ...................................................     11,957,211      11,550,866
                                                                                 ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $ 33,689,582    $ 21,600,335
                                                                                 ============    ============




                See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             November 30,
                                                                          1996            1995
                                                                         ---------------- -----------

REVENUES (Notes 2i and 14):
  Contract hire income ...............................................   $  6,286,677    $  4,723,539
  Sale of vehicles ...................................................      5,839,080       4,629,860
  Fleet management and other income ..................................        758,261         369,657
                                                                         ------------    ------------

TOTAL REVENUE ........................................................     12,884,018       9,723,056
                                                                         ------------    ------------

COSTS AND EXPENSES:
  Cost of sales ......................................................     10,241,850       7,297,331
  General and administrative expenses ................................      1,802,111       2,035,529
  Amortization of goodwill ...........................................        634,813         630,718
  Interest and other .................................................        860,242         629,623
                                                                         ------------    ------------

                                                                           13,539,016      10,593,201

LOSS BEFORE MINORITY INTERESTS .......................................       (654,998)       (870,145)

  Minority interest in net loss of consolidated subsidiaries (Note 18)         54,376            --
                                                                                         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ...............................       (600,622)       (870,145)

  Provision for income taxes (Notes 2g and 13) .......................           --              --
                                                                                         ------------

NET LOSS .............................................................   $   (600,622)   $   (870,145)
                                                                         ============    ============

LOSS PER COMMON AND DILUTIVE COMMON
  EQUIVALENT SHARE (NOTE 2j):

    Net loss before minority interests ...............................   $       (.27)   $       (.42)
    Minority interest in net loss of subsidiaries ....................            .02            --
                                                                         ------------    ------------

NET LOSS PER SHARE ...................................................   $       (.25)   $       (.42)
                                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING (Note 2j) ............................      2,405,760       2,060,000
                                                                         ============    ============

                See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                     Shares                           Additional      Retained       Foreign        Total
                                    (As Restated        Common        Paid-in         Earnings      Currency      Shareholders'
                                    - See Note 1)     Stock           Capital         (Deficit)    Translation       Equity
                                   --------------  ------------  ---------------  -------------    ------------------------

Balance at December 1, 1994 .....      1,500,000   $      1,500   $ 11,119,690    $     68,180    $    407,768    $ 11,597,138

Compensatory stock (Note 11) ....         60,000             60         59,940            --              --            60,000

Early extinguishment of debt
with related party (Note 16) ....           --             --          562,292            --              --           562,292

Foreign currency translation
adjustment ......................           --             --             --              --           201,581         201,581

Net loss for the year ended
November 30, 1995 ...............           --             --             --          (870,145)           --          (870,145)
                                                   ------------   ------------    ------------    ------------    ------------

Balance at November 30, 1995 ....      1,560,000          1,560     11,741,922        (801,965)        609,349      11,550,866

Private offering of common stock
(Note 11) .......................        500,000            500        119,500            --              --           120,000

Shares and warrants sold in
initial public offering (Note 11)        592,500            593      2,165,336            --              --         2,165,929

Adjustment for minority interest
(Note 18) .......................           --             --         (539,370)           --              --          (539,370)

Foreign currency translation
adjustment ......................           --             --             --              --          (739,592)       (739,592)

Net loss for the year ended
November 30, 1996 ...............           --             --             --          (600,622)           --          (600,622)
                                                                  ------------    ------------    ------------    ------------

BALANCE AT
NOVEMBER 30, 1996 ...............      2,652,500   $      2,653   $ 13,487,388    $ (1,402,587)   $   (130,243)   $ 11,957,211
                                    ============   ============   ============    ============    ============    ============

                See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        November 30,
                                                                                   1996            1995
                                                                                  ---------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) ....................................................................   $   (600,622)   $   (870,145)
  Adjustments to reconcile net (loss) to net cash (utilized) provided by operating activities:
         Minority interest in net loss of subsidiary ............................        (54,376)           --
         Depreciation and amortization ..........................................      2,354,942       1,852,825
         Amortization of goodwill ...............................................        594,735         630,718
         Extinguishment of debt with related party ..............................           --           562,292
         (Gain) loss on disposal of fixed assets ................................       (119,030)        229,563
         Compensatory stock .....................................................           --                60
         Provision for maintenance costs ........................................        (18,524)       (176,302)
Changes in assets and liabilities:
     (Increase) in accounts receivable ..........................................       (599,753)       (236,681)
     (Increase) decrease in inventories .........................................        (93,794)        111,382
     (Decrease) increase in accounts payable, accrued expenses and bank overdraft       (955,172)       (553,388)
                                                                                    ------------    ------------
     Net cash provided from operating activities ................................        508,406       1,550,324
                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets ...................................................     (9,858,724)     (3,433,132)
     Acquisition of assets in new subsidiary ....................................       (969,279)           --
     Proceeds from sale of fixed assets .........................................      2,068,601         906,727
                                                                                    ------------    ------------
     Net cash (utilized) by investing activities ................................     (8,759,402)     (2,526,405)
                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank lines of credit .......................................................      1,870,785       1,093,680
     Funds received from sale of common stock ...................................      2,285,929            --
     Loans received from officers ...............................................           --           232,500
     Loans repaid to officers ...................................................       (304,759)       (108,832)
     Loans repaid to affiliate ..................................................           --          (132,147)
     Principal payments of long term debt .......................................        (67,921)        (92,375)
     Proceeds from hire purchase contract funding ...............................     11,530,175       3,262,390
     Principal repayments of hire purchase contract funding .....................     (6,073,790)     (3,495,819)
                                                                                    ------------    ------------
     Net cash provided from financing activities ................................      9,240,419         759,397
                                                                                    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................       (742,101)        201,581
                                                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................        247,322         (15,103)

  Cash and cash equivalents, beginning of year ..................................          3,377          18,480
                                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ..........................................   $    250,699    $      3,377
                                                                                    ============    ============

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

               On November 29, 1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 is being financed with the proceeds of a private offering of the Company's common stock, (see Note 19a) and by loans (see Note 10). The acquisition has been recorded using the purchase method of accounting. (See also Notes 2f and 19c).

               The following unaudited pro-forma results of operations assume the acquisition occurred as of March 1, 1996 (amounts in millions except per share data):

Revenues ................   $   14.2
Net loss ................       (1.8)
Earnings per common share   $    (.75)

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

               As of November 30, 1996 and 1995 inventories consisted of the following:

                         1996           1995


Cars held for resale   $  124,932   $   31,137
Finished goods .....       75,510         --
Work-in-progress ...      684,305         --
Spare parts ........      137,908         --
                       ----------   ----------
                       $1,022,655   $   31,137
                       ==========   ==========

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

               In November 1996, the Company acquired certain of the assets of AC Cars Limited and Autokraft Limited (see Note 1 above). The purchase price exceeded the tangible net assets acquired by $16,780. This amount was assigned to the brand name and is to be amortized over 20 years on a straight-line basis (see also Note
               19c).

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

      (l)      Lease Agreements:

               The Company leases vehicles with terms generally ranging from two to four years. The following table shows the future minimum lease payments of existing leases to be received, net of related costs (see also Note 7):

November 30, 1997   $5,103,977
November 30, 1998    4,390,779
November 30, 1999    2,634,819
November 30, 2000    1,007,729
                    ----------
Total minimum lease payments receivable
net of executory costs   $13,137,304


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

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 3 - ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

                                   1996      1995
                              -------------- ----------

Trade receivables ...........   $1,192,949   $  955,437
Lease maintenance receivables      330,902       69,182
Value added tax .............      102,114       97,707
Due from related companies ..       95,125         --
Other .......................      300,921      118,841
                                ----------   ----------
                                $2,022,011   $1,241,167

               Included in the above trade receivables is $59,002 due on a long term basis as of November 30, 1996.

               Based upon past experience, the Company has deemed that no allowance for uncollectible accounts receivable is necessary.


NOTE 4 - FIXED ASSETS AND DEPRECIATION:

               Fixed assets consist of the following:
:
                                                       1996           1995
                                                   ---------------- -----------

Buildings and improvements ......................   $ 1,719,415   $ 1,719,415
Revenue producing vehicles ......................    17,282,095    11,989,192
Furniture, fixtures, plant and equipment ........     4,641,388       519,753
Aircraft ........................................       927,751          --
                                                                  -----------
                                                     24,570,649    14,228,360
Less: accumulated depreciation (including
      $3,388,495 and $3,853,753 of accumulated
      depreciation on revenue producing vehicles,
      for 1996 and 1995, respectively) ..........     3,898,795     4,304,042
                                                    -----------   -----------
                                                    $20,671,854   $ 9,924,318
                                                    ===========   ===========

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

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 5 - ACCRUED LIABILITIES AND EXPENSES:

               Accrued liabilities and expenses consist of the following:

                                   1996        1995


Taxes other than income taxes    $418,082   $333,586
Miscellaneous accrued expenses     72,833     25,306
                                 --------   --------
                                 $490,915   $358,892
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


NOTE 10 - ACQUISITION DEBT PAYABLE:

     As of November 30, 1996, acquisition debt payable (see Note 1) consisted of the following:

Unsecured notes payable on demand after October 31, 1999;
interest payable quarterly at 8% per annum ...................   $1,678,000

Unsecured notes payable on demand after May 31, 1998; interest
payable quarterly at 2% above the base rate ..................      839,000

Other short-term notes payable (see Note 19) .................    2,581,470
                                                                 ----------
                                                                 $5,098,470

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

               The provisions for United Kingdom income taxes utilizing the requirements of SFAS No 109 consisted of the following for the years ended November 30, 1996 and 1995:

                                        1996      1995
                                   -------------- ---------

Current tax expense ..............   $ 763,350    $ 860,000
Deferred tax expense .............     174,650         --
Investment tax credits on vehicles    (938,000)    (860,000)
                                     ---------    ---------
                                     $$$$$$$$$    $$$$$$$$$
                                     =========    =========

               At November 30, 1996, investment tax credits being carried over to future periods aggregated approximately $11,904,000.

               The components of the deferred tax asset, pursuant to SFAS No. 109, as of November 30, 1996 and 1995, respectively, are as follows:

                              1996           1995
                              --------       -------

Operating loss carryforward   $ 52,000    $ 23,000
Valuation allowance .......    (52,000)    (23,000)
                              --------    --------
                              $$$$$$$$    $$$$$$$$
                              ========    ========

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


NOTE 18 - MINORITY INTEREST IN SUBSIDIARIES:

               The Company owns 70% of AC Automotive Group, Inc. ("AC Group"). In order to properly reflect the liability to the minority shareholders as a percentage of the total assets of the AC Group, the Company has reflected a charge to additional paid-in capital of $539,370. As of November 30, 1996, the liability to the minority shareholders aggregated $482,486.


NOTE 19 - SUBSEQUENT EVENT:

      (a) In December 1996, the Company completed a private placement of 14 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for an aggregate price of $100,000 per unit. The gross proceeds of $1,400,000 were used to satisfy a portion of the debt owed re: the acquisition of AC Car Group (see Notes 1 and 10).

      (b) In December 1996, the Company also entered into a loan agreement with its bank for $755,100, with interest payable at 8% per annum, secured by a first lien on the aircraft owned by the Company as a result of the acquisition described in Note 1. This loan is to be repaid from the proceeds of the sale of the aircraft.

      (c)      In connection  with the  acquisition  of AC Cars Limited
               (see Note 1) the Company originally recorded fixed assets aggregating $3,038,182 and intangible assets aggregating $1,990,215. In June 1997, the Company, through the services of an independent third-party expert, determined that the value of the fixed assets acquired was actually $6,643,365. Accordingly, as of the date of acquisition, the Company reclassified the intangible assets to fixed assets, and recorded negative goodwill of $1,614,968 in order to reflect the increased value of the fixed assets acquired. In accordance with Accounting Principles Board Opinion No. 16, the negative goodwill has been offset against non-current assets acquired.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   September 15, 1997

Pride Automotive Group, Inc.
by: \s\ Alan Lubinsky
Alan Lubinsky