Form 10KSB/A
period 1996-11-30
PRIDE AUTOMOTIVE GROUP INC
filed 1997-09-19
CIK 1004124

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

      (c)      In connection  with the  acquisition  of AC Cars Limited
               (see Note 1) the Company originally recorded fixed assets aggregating $3,038,182 and intangible assets aggregating $1,990,215. In April 1997, the Company, through the services of a independent third-party expert, determined that the value of the fixed assets acquired was actually $6,643,365. Accordingly, as of the date of acquisition, the Company reclassified the intangible assets to fixed assets, and recorded negative goodwill of $1,614,968 in order to reflect the increased value of the fixed assets acquired. In accordance with Accounting Principles Board Opinion No. 16, the negative goodwill has been offset against non-current assets acquired.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   September 15, 1997

Pride Automotive Group, Inc.
by: \s\ Alan Lubinsky
Alan Lubinsky