Form 10QSB
period 1997-08-31
PRIDE AUTOMOTIVE GROUP INC
filed 1997-10-15
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended August 31, 1997

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.001 par value. 2,837,500 shares outstanding as of August 31, 1997.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                Page(s)
PART I. Financial Information: ITEM 1. Financial Statements Consolidated
Condensed Balance Sheets - August 31, 1997 (Unaudited) and November 30, 1996    3.

Consolidated Condensed Statements of Operations (Unaudited) - Nine and
Three Months Ended August 31, 1997 and 1996 ..............                      4.

Consolidated Condensed Statements of Cash Flows (Unaudited) - Nine Months
Ended August 31, 1997 and 1996 ..............                                   5.

Notes to Interim Consolidated Condensed Financial Statements (Unaudited) .......6.


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results
of Operations ..............                                                    9


PART II Other Information                                                       13.


SIGNATURES .....................................................................14.


EXHIBITS: Exhibit 11 - Earnings (Loss) Per share                                15

Exhibit 27 - Financial Data Schedule ..............                             16.

      PART 1.  Financial Information
      ITEM 1.  Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -


                                                                      August 31,        November 30,
                                                                      1997              1996
                                                                      (unaudited)       (As restated
                                                                                        see Note 1)

ASSETS:
Cash and cash equivalents .........................................   $ 26,178       $ 250,699
Accounts receivable ...............................................   2,035,511      2,022,011
Inventories .......................................................   1,691,941      1,022,655
Property, revenue producing vehicles and equipment - net (Note 2) .   26,699,630     20,671,854
Intangible assets - net (Note 3) ..................................   9,247,939      9,722,363
-------------------------------------------------------------------   -------------------------

TOTAL ASSETS ......................................................   $ 39,701,199   $ 33,689,582
===================================================================   =========================

- LIABILITIES AND SHAREHOLDERS' EQUITY -
LIABILITIES (Note 4):
Bank overdraft line of credit .....................................   $ 5,972,743    $ 2,964,465
Accounts payable ..................................................   2,759,541      624,953
Accrued liabilities and expenses ..................................   374,944        490,915
Bank debt .........................................................   948,782        1,002,571
Obligations under hire purchase contracts .........................   15,326,166     11,034,951
Other loans - acquisition (Note 5) ................................   4,274,500      5,098,470
Other liabilities .................................................   114,627        33,560
-------------------------------------------------------------------   -------------------------

TOTAL LIABILITIES .................................................   29,771,303     21,249,885
-------------------------------------------------------------------   -------------------------

MINORITY INTERESTS (Note 1) .......................................   --             482,486
-------------------------------------------------------------------   -------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 5):
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
issued or outstanding .............................................   --             --
Common stock, $.001 par value, 10,000,000 shares authorized;
2,837,500 and 2,652,500 shares issued and outstanding at August 31,
1997 and November 30, 1996                                            2,838          2,653
Additional paid-in capital ........................................   13,399,751     13,487,388
Retained earnings (deficit) .......................................   (3,138,333)    (1,402,587)
Foreign currency translation ......................................   (334,360)      (130,243)
-------------------------------------------------------------------   -------------------------

TOTAL SHAREHOLDERS' EQUITY ........................................    9,929,896     11,957,211
-------------------------------------------------------------------   -------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................   $ 39,701,199   $ 33,689,582
===================================================================   =========================


        See notes to interim consolidated condensed financial statements

                                    Page 3.

                 PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       For the Nine Months           For the Three Months
                                                       Ended August 31,              Ended August 31,

                                                       1997           1996           1997           1996

REVENUE:
Contract hire income                                   $ 5,571,724    $3,524,377     $2,046,665     $1,265,939
Sale of contract hire vehicles                         5,343,285      4,105,599      1,626,790       1,609,219
Fleet management and other income - contract hire      660,455        646,413        250,627         222,438
Sale of vehicles - AC Cars (Note 1)                    516,506        -              -                   -
Service and spare parts revenue - AC Cars              192,956        -              105,242             -
Other income - AC Cars                                 184,936        -              184,936             -

                                                       12,469,862     8,276,389      4,214,260       3,097,596

EXPENSES:
Cost of sales - contract hire                          6,530,114      4,415,012      2,235,091       1,712,861
Cost of sales - AC Cars                                492,353        -              50,381              -
Depreciation - contract hire                           2,559,706      1,984,034      894,812         757,717
Depreciation - AC Cars                                 329,057        -              110,499             -
General and administrative expenses - contract hire    1,029,518      1,017,478      289,522         355,339
General and administrative expenses - AC Cars          1,254,423      -              477,966             -
Amortization of intangible assets - contract hire      473,040        473,399        157,680         158,039
Amortization of intangible assets - AC Cars            1,847          -              615                 -
Interest expenses and other - contract hire            1,043,702      724,434        419,392         265,311
Interest expenses and other - AC Cars                  286,576        -              100,612             -
Research and development costs - AC Cars               691,166        -              377,244             -

                                                       14,691,502     8,614,357      5,113,814       3,249,267

LOSS BEFORE MINORITY INTERESTS                         (2,221,640)    (337,968)      (899,554)       (151,671)

Minority interests in net loss of consolidated
subsidiaries (Note 1)                                  485,894        -              85,728              -


LOSS BEFORE PROVISION FOR INCOME TAXES                 (1,735,746)    (337,968)      (813,826)       (151,671)

Provision (credit) for income taxes                    -              -              -                   -


NET LOSS                                               $ (1,735,746)  $ (337,968)    $ (813,826)      $ (151,671)


LOSS PER COMMON SHARE (Note 6):
Net loss before minority interest                      $(.79)         $(.15)         $(.32)              $(.06)
Minority interest in net loss of subsidiary            .17            -              .03                 -

                                                       $(.62)         $(.15)         $(.29)              $(.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 6)                            2,805,878      2,328,139      2,837,600           2,652,500


        See notes to interim consolidated condensed financial statements


                                     Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          For the Nine Months Ended
                                                                                                 August 31,
                                                                                          1997           1996

      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss ......................................................................   $ (1,735,746)   $   (337,968)
        Adjustments to reconcile net loss to net cash provided by operating activities:
          Minority interest in net loss of subsidiary .................................       (485,894)           --
          Depreciation and amortization ...............................................      2,888,753       2,013,901
          Amortization of goodwill ....................................................        474,424         443,174
          (Gain) on disposal of fixed assets ..........................................       (193,752)        (46,078)
          Provision for maintenance costs .............................................           --            31,679
        Changes in assets and liabilities:
(Increase) in accounts receivables ....................................................        (13,500)       (351,809)
(Increase) in inventories .............................................................       (669,286)       (163,859)
Increase (decrease) in accounts payable, and other liabilities ........................      2,099,683      (1,055,398)
Net cash provided from operating activities                                                  2,364,682         533,642


      CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of revenue producing assets ..........................................    (10,162,619)     (6,438,370)
        Proceeds from sale of fixed assets ............................................      1,443,250       1,195,509

        Net cash (utilized) by ........................................................     (8,719,369)     (5,242,861)

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from bank lines of credit ........................................      3,008,278         452,301
        Proceeds from sale of common stock and warrants ...............................         92,500       3,282,500
        Costs associated with stock/debt offerings ....................................       (179,952)       (882,206)
        Loans repaid to directors .....................................................           --          (123,668)
        Principal payments of long-term debt ..........................................        (53,789)        (43,537)
        Payment of acquisition debt ...................................................       (823,970)           --
        Proceeds from hire purchase contract funding ..................................     14,438,622       7,628,185
        Principal repayments of hire purchase contract funding ........................    (10,147,407)     (5,533,009)
                                                                                          ------------    ------------
Net cash provided by financing activities .............................................      6,334,282       4,780,566


      EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................       (204,116)        (48,570)
                                                                                          ------------    ------------

      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............................       (224,521)         22,777

        Cash and cash equivalents, beginning of year ..................................        250,699           3,377
                                                                                          ------------    ------------

      CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................   $     26,178    $     26,154
                                                                                          ============    ============



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


     On November 29, 1996, the Company, through its newly formed, 70%, majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, and has been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows: Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $482,486. The Company has filed an amended Form 10-KSB with the Securities and Exchange Commission to reflect such restatements.


     Due to operating losses of AC Automotive Group, the minority interest in its common stock has been written down to zero as of August 31, 1997.


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

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY (Continued):


     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1997 and the results of its operations for the nine and three month periods ended August 31, 1997 and 1996 and its cash flows for the nine month periods ended August 31, 1997 and 1996.


     The results of operations for the nine and three month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - FIXED ASSETS:

     Fixed assets consists of the following:

                                        August 31,     November 30,
                                        1997           1996

Building and improvements               $ 1,719,415    $ 1,719,415
Revenue producing vehicles              25,056,005     17,282,095
Furniture, fixtures and machinery       4,519,731      4,641,388
Aircraft                                927,751        927,751
-------------- -------------
                                        32,222,902     24,570,649
Less: accumulated depreciation          5,523,272      3,898,795
                                        ------------- ------------
                                        $26,699,630    $20,671,854


NOTE 3 - INTANGIBLE ASSETS:


     Intangible assets consist of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Accumulated amortization as of August 31, 1997 and November 30, 1996 aggregated $3,465,050 and $2,990,626, respectively.


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




                                     Page 7.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 4 - LIABILITIES:


     Included in liabilities as of August 31, 1997, are amounts in the aggregate of $13,773,911 which are not due and payable until after August 31, 1998. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


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


     In December 1995, Pride Automotive Group, Inc. consummated a private placement offering of common stock of 500,000 shares, which reduced Pride's ownership interest to 72.8%. In April 1996, Pride Automotive Group, Inc. completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants at a price of $.10 each. The effect of the offering was to reduce Pride's ownership interest to 56.55%.


     On November 29, 1996, the Company, through its newly formed, 70%, majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, and has been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows: Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition, financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $482,486. The Company has filed an amended Form 10-KSB with the Securities and Exchange Commission to reflect such restatements.

                                     Page 9.

     Due to operating losses of AC Automotive Group, the minority interest in its common stock has been written down to zero as of August 31, 1997.

     The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 1997 and November 30, 1996 (as restated); (ii) Consolidated Condensed Statements of Operations for the Nine and Three Month Periods Ended August 31, 1997 and 1996 and (iii) Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended August 31, 1997 and 1996.

Results of Operations

Contract Hire/Fleet Management:


     Revenues increased by $826,486 when comparing the three months period August 31, 1997 to the three months ended August 31, 1996. The primary reason for this 27% increase was due to an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses. During this quarter, 168 new contracts were written at an average rental of $582 per vehicle compared with 102 contracts in the corresponding period in 1996 at an average rental of $663 per vehicle. The average monthly rental is dependent on the type of vehicle being rented and the terms of the contract. During this quarter, 32 vehicles were disposed of on termination of contracts at an average profit of $1,076 per vehicle. During the same quarter in 1996, 30 vehicles were disposed of at an average profit of $2,276 per vehicle.

     For the nine month period August 31, 1997, revenues increased by $3,299,075 or 40%, when compared to the same period in 1996. The primary reason for this increase was due to an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses. During this period, 403 new contracts were written at an average rental of $572 per vehicle compared with 235 contracts in the corresponding period in 1996 at an average rental of $574 per vehicle. For the nine month period ending August 31, 1997, 92 vehicles were disposed of on termination of contracts at an average profit of $2,106 per vehicle compared with 76 vehicles being disposed of in the corresponding period in 1996 at an average profit of $2,616 per vehicle. As of August 31, 1997, 1,654 vehicles were under lease and management compared to 1,299 vehicles as at August 31, 1996.


     Cost of sales (including depreciation) as a percent of revenue remained constant at 80% when comparing the three months ended August 31, 1997 and 1996. Cost of sales as a percent of revenue increased marginally from 77% to 78% when comparing the nine month periods ending August 31, 1997 and 1996.


     General and administrative expenses decreased by $65,817 when comparing the three month periods ended August 31, 1997 and 1996. For the nine month period ending August 31, 1997, compared to the same period in the prior year, general and administrative expenses increased marginally by $12,040 which indicates that despite the 40% growth in business general and administrative expenses are being kept under control.


     Interest expense increased by 58% and 44% for the three month and nine month periods ending August 31, 1997 and 1996, respectively. This increase is in line with the increase in new contracts written and associated increase in funding of vehicles.


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


     Since the Company did not own AC Cars during the prior year, the discussion below represents the current quarter as compared to the previous quarter of the current year.


     The Company acquired the business out of administrative receivership and for most of the year has devoted most of its resources to resurrecting operations. This has involved upgrading of production facilities, improving efficiency, appointing new dealerships, installing systems and controls and appointing new management where necessary. New dealerships have been appointed in the United Kingdom and a distributor has also been appointed in Australia. The Company has embarked on a program to bring the new AC Ace sports car into production in the last quarter of 1997, and has incurred research and development costs associated with such planned production.


     For the three-month period ended August 31, 1997, these operations reported a loss of $827,139. Revenues for the period were $290,178 compared with $359,657 for the previous quarter. Included in revenues is a profit of $184,936 related to the sale of an option on the property. Cost of sales amounted to $50,381 compared with $269,794 for the previous quarter. General and administrative expenses increased from $397,342 to $477,966 when comparing the quarters ended May 31 and August 31, 1997. The main reason for the increase is due to an increase in factory overheads over the last quarter. Interest charges amounted to $100,612 compared with $107,581 for the first quarter.


     Research and development costs incurred relate to the manufacture and distribution of the AC Cobra and AC Ace cars. These costs amounted to $377,244 and $232,010 for the three months ended August 31, and May 31, 1997, respectively.


     The shortfall in the working capital requirements of AC Cars has been funded by the contract hire operations which have obtained increased bank lines of credit for this purpose. This will continue in the future until AC Cars is self supportive and able to fund its own working capital require ments. The repayment of the monies owed to the contract hire operations will be funded out of proceeds of vehicle sales.

Consolidated


     For the three months ended August 31, 1997, the Company reported a loss of $741,259 before amortization and minority interests, as compared to a profit of $6,368 for the same period in 1996. The quarter loss comprises a loss of $826,524 before amortization and minority interests in AC Cars, a profit of $131,140 in the contract hire operations before amortization, and a loss in the Holding Company of $45,875.


     For the nine-month period ended August 31, 1997, the Company reported a loss of $1,746,753 before amortization and minority interests as compared to a profit of $135,431 for the same period in 1996. The loss comprises a loss of $2,159,177 before amortization and minority interests in AC Cars and a profit before goodwill amortization of $509,079 in the contract hire operations and a loss in the Holding Company of $96,655, which is mainly due to interest accrued on the acquisition loan of $1,850,000.


                                    Page 11.

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

                                    Page 12.

PART II. OTHER INFORMATION


ITEM 1 - Legal Proceedings.
None.
ITEM 2 - Changes in Securities.
None.
ITEM 3 - Defaults Upon Senior Securities.
None.
ITEM 4 - Submission of Matters to a Vote of Security Holders.
None.
ITEM 5 - Other Information.
None.
ITEM 6 - Exhibits or Reports on Form 8-K.
Exhibit 27 - Financial Data Schedule
Exhibit 11 - Computation of Earnings Per Share


                                    Page 13.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: October 14, 1997                             PRIDE AUTOMOTIVE GROUP, INC.




                                                           By: /s/ Alan Lubinsky
                                                    Chief Executive Officer, and
                                                    Principal Accounting Officer

                                    Page 14.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)



                                                                For the Nine Months          For the Three Months
                                                                    Ended August 31,            Ended August 31,
                                                              ----------------------------  -------------------------
                                                              1997           1996           1997           1996
                                                              --------------- ------------   ------------- -------

LOSS BEFORE MINORITY INTERESTS ............................   $(2,221,640)   $  (337,968)   $  (899,554)   $  (151,671)

Minority interests in net loss of consolidated subsidiaries       485,894           --           85,728           --
                                                                                            -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ....................    (1,735,746)      (337,968)      (813,826)      (151,671)

Provision (credit) for income taxes .......................          --             --             --             --
                                                                                                           -----------

NET LOSS ..................................................   $(1,735,746)   $  (337,968)   $  (813,826)   $  (151,671)
                                                              ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ........................................     2,805,878      2,328,139      2,837,600      2,652,500
                                                              ===========    ===========    ===========    ===========


LOSS PER COMMON SHARE:
Net loss before minority interest .........................   $      (.79)   $      (.15)   $      (.32)   $      (.06)
Minority interest in net loss of subsidiary ...............           .17           --              .03           --
                                                              -----------    -----------    -----------    -----------
                                                              $      (.62)   $      (.15)   $      (.29)   $      (.06)
                                                              ===========    ===========    ===========    ===========





                                 - Exhibit 11 -

                                    Page 15.