Form 10QSB/A
period 1997-02-28
PRIDE AUTOMOTIVE GROUP INC
filed 1997-10-28
CIK 1004124

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


                                      INDEX



                                                                                          Page(s)

PART I. Financial Information:
ITEM 1. Financial Statements
     Consolidated  Condensed  Balance Sheets - February 28, 1997 (Unaudited) and
November 30, 1996                                                                         3.

     Consolidated  Condensed  Statements of Operations  (Unaudited) Three Months
Ended February 28, 1997 and February 29, 1996                                             4

     Consolidated  Condensed  Statements of Cash Flows  (Unaudited) Three Months
Ended February 28, 1997 and February 29, 1996                                             5

     Notes to Interim Consolidated Condensed Financial Statements (Unaudited)             6


     ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations ......................                                              9.


     PART II. Other Information                                                           12


     SIGNATURES                                                                           13


     EXHIBITS: Exhibit 11 - Earnings (Loss) Per Share                                     14

     Exhibit 27 - Financial Data Schedule                                                 15


PART 1.  Financial Information
ITEM 1.  Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                        February 28,    November 30,
                                                                                                          1997               1996
                                                                                                        (unaudited)

ASSETS:
 Cash and cash equivalents ..........................................................................   $     26,244    $    250,699
 Accounts receivable ................................................................................      1,911,064       2,022,011
 Inventories ........................................................................................      1,298,916       1,022,655
 Property, revenue producing vehicles and equipment - net (Note 2) ..................................     21,747,074      20,671,854
 Intangible assets - net (Note 3) ...................................................................      9,503,972       9,722,363
                                                                                                        ------------    ------------

TOTAL ASSETS $34,487,270 ............................................................................   $ 33,689,582
                                                                                                        ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES  (Note 4):
 Bank overdraft line of credit ......................................................................   $  4,466,083    $  2,964,465
 Accounts payable ...................................................................................      1,152,057         624,953
 Accrued liabilities and expenses ...................................................................        314,213         490,915
 Bank debt ..........................................................................................        995,892       1,002,571
 Obligations under hire purchase contracts ..........................................................     11,645,767      11,034,951
 Other loans - acquisition ..........................................................................      4,156,000       5,098,470
 Other liabilities ..................................................................................         35,939          33,560
                                                                                                        ------------    ------------

TOTAL LIABILITIES ...................................................................................     22,765,951      21,249,885
                                                                                                        ------------    ------------

MINORITY INTERESTS ..................................................................................        309,413         482,486
                                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS'  EQUITY (Note 5): Preferred stock, $.01 par value,  2,000,000 shares  authorized,  none issued or outstanding  Common stock,  $.001 par value,
10,000,000  shares  authorized;   2,812,500  and  2,652,500  shares  issued  and
outstanding at February 28, 1997 and November 30, 1996, respectively                                          2,813            2,653

Additional paid-in capital                                                                               13,565,190       13,487,388
Retained earnings (deficit)                                                                              (1,971,932)     (1,402,587)
Foreign currency translation
                                                                                                           (184,165)       (130,243)
                                                                                                          ------------  ------------

TOTAL SHAREHOLDERS' EQUITY ..........................................................................     11,411,906      11,957,211
                                                                                                        ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                               $34,487,270    $ 33,689,582
                                                                                                        ============    ============

        See notes to interim consolidated condensed financial statements

                                     Page 3.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                For the Three Months Ended
                                                                                February 28,        February 29,
                                                                                1997                1996
                                                                                ---------------     ---------

REVENUE:
Contract hire income ......................................................     $1,652,484          $1,060,979
Sale of contract hire vehicles .................................................1,731,816           1,140,384
Sale of vehicles - AC Cars (Note 1) ............................................. 202,563           -
Fleet management and other income - contract hire .............................. 106,420            186,051
Other income - AC Cars ......................................................   42,000              --
                                                                                -----------         -----------
                                                                                3,735,283           2,387,414

EXPENSES:
Cost of sales - contract hire ..................................................2,026,157           1,119,618
Cost of sales - AC Cars ......................................................  172,178             -
Depreciation - contract hire ...................................................817,054             581,974
Depreciation - AC Cars ......................................................   109,269             -
General and administrative expenses - contract hire ............................376,027             402,734
General and administrative expenses - AC Cars ................................. 379,115             --
Amortization of intangible assets - contract hire ..............................157,680             157,680
Amortization of intangible assets - AC Cars ....................................616                 --
Interest expenses and other - contract hire ....................................279,311             207,336
Interest expenses and other - AC Cars ..........................................78,382              --
Research and development costs - AC Cars .......................................81,912              --
                                                                                -----------         -----------
                                                                                4,477,701           2,469,342

LOSS BEFORE MINORITY INTERESTS .................................................(742,418)           (81,928)

Minority interests in net loss of consolidated subsidiaries ....................173,073             --
                                                                                -----------         -----------

LOSS BEFORE PROVISION FOR INCOME TAXES .........................................(569,345)           (81,928)

Provision (credit) for income taxes ....................................        --                  --
                                                                                -----------         -----------

NET LOSS .......................................................................$ (569,345)         $ (81,928)
                                                                                ===========         ===========


LOSS PER COMMON SHARE (Note 6):
Net loss before minority interest ..............................................$ (.27)             $ (.04)
Minority interest in net loss of subsidiary ....................................    .06             --
                                                                                -----------         -----------
                                                                                $ (.21 )            $ (.04)
                                                                                ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 6) ....................................................2,759,167           2,060,000
                                                                                ===========         ===========

        See notes to interim consolidated condensed financial statements


                                    Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        For the Three Months Ended
                                                                                     February 28,        February 29,
                                                                                        1997             1996
                                                                                     ----------------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................               $  (569,345)        $   (81,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in net loss of subsidiary ..................                       (173,073)           -
Depreciation and amortization ................................                       946,597             581,974
Amortization of goodwill .....................................                       148,683             156,655
(Gain) loss on disposal of fixed assets .........                                    (28,470)            13,792
Provision for maintenance costs ..............................                       --                  (14,651)
Changes in assets and liabilities:
Decrease in accounts receivable ................................................     125,654             258,693
(Increase) in inventories                                                            (276,261)           (195,756)
Increase in accounts payable, accrued expenses and other liabilities ...........     352,781             248,062
                                                                                     -----------         -----------
Net cash provided from operating activities                                          526,566             966,841
                                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of revenue producing assets ...........................................     (2,918,307)         (1,133,500)
Proceeds from sale of fixed assets .............................................     517,139             221,135
                                                                                     -----------         -----------
Net cash (utilized) by investing activities ..................                       (2,401,168)         (912,365)
                                                                                     -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank lines of credit .........................................     1,501,618           1,567
Proceeds from sale of common stock and warrants ................................     80,900              120,000
Costs associated with initial public offering ..................................     (2,038)             --
Loans repaid to directors ......................................................     --                  (6,634)
Principal payments of long-term debt ...........................................     (6,679)             (18,294)
Payment of acquisition debt ....................................................     (810,800)           --
Proceeds from hire purchase contract funding ...................................     3,701,474           1,323,788
Principal repayments of hire purchase contract funding .........................     (3,090,658)         (1,464,676)
                                                                                     -----------         -----------
Net cash provided (utilized) by financing activities ...........................     1,373,817           (44,249)
                                                                                     -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................     276,330             1,025
                                                                                     -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (224,455)           11,252

Cash and cash equivalents, beginning of year ...................................     250,699             3,377
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $26,244             $ 14,629
                                                                                     ===========         ===========


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

                On November 29, 1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, which has now been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows: Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $482,486. The Company has filed an amended Form 10-KSB and this Form 10-QSB/A with the Securities and Exchange Commission to reflect such restatements.

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


NOTE   2  - FIXED ASSETS:

                Fixed assets consists of the following:

                                                                               February 28,          November 30,
                                                                               1997                  1996

                Building and improvements                                      $  1,719,415          $  1,719,415
                Revenue producing vehicles                                       18,835,804            17,282,095
                Furniture, fixtures and machinery                                 4,695,800             4,641,388
                Aircraft                                                            927,751               927,751
                                                                             --------------        --------------
                                                                                 26,178,770            24,570,649
                Less: accumulated depreciation                                    4,431,696             3,898,795
                                                                              -------------         -------------
                                                                                $21,747,074           $20,671,854
                                                                                ===========           ===========


NOTE   3   - INTANGIBLE ASSETS:

                Intangible assets consist of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS and brand names arising from the acquisition of AC Car Group. Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Brand names are being a-

                mortized over 40 years on a straight line basis. Accumulated amortization as of February 28, 1997 and November 30, 1996 aggregated $3,148,306 and $2,990,626, respectively.

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

                On November 29, 1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, which has now been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows: Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $482,486. The Company has filed an amended Form 10-KSB and this Form 10-QSB/A with the Securities and Exchange Commission to reflect such restatements.

                The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of February 28, 1997 and November 30, 1996; (ii) Consolidated Condensed Statements of Operations

                                     Page 9.

                for the Three Month Periods Ended February 28, 1997 and February 29, 1996 and (iii) Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended February 28, 1997 and February 29, 1996.

                Results of Operations

                Contract Hire/Fleet Management:

                Revenues increased by $1,103,306 or 46%, when comparing the three months ended February 29, 1996 to the three months ended February 28, 1997. The primary reason for this increase was due to an increase in revenues from contract hire income, sales of vehicles at lease maturity, and an increase in fleet management income.

                Cost of sales, including depreciation, increased both in dollars and as a percent of sales, when comparing the three months ended February 29, 1996 to the three months ended February 28, 1997. These costs increased by $1,141,619 or 67%. As a percent of sales, cost of sales were 81% versus 71% for the respective periods for 1997 and 1996. Management believes that the increase was primarily due to the continuation of the more prudent approach to estimating the residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual value risk.

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

                The Company has also embarked on a program to bring the new AC Ace Sports car into production in the last quarter of 1997. For the three month period ended February 28, 1997, the operations reported a loss of $576,909, after amortization of intangibles. Revenues, for the three month period, amounted to $244,563, with costs of sales amounting to $172,178. General and administration expenses and interest amounted to $379,115 and $78,382, respectively.

                                    Page 10.

                Research and development costs incurred relate to the manufacture and distribution of the AC Cobra and AC Ace Cars. These costs amounted to $81,912 for the three months ended February 28, 1997.

                Consolidated:

                For the three months ended February 28, 1997 and February 29, 1996, the Company reported, prior to amortization of goodwill, write-off of acquisition costs and minority interests, a loss from operations of $584,122 and a profit of $75,752 respectively. Of the overall loss of $584,122 in 1997, $576,292 is attributable to AC Cars (prior to amortization of intangibles) and a loss of $7,830 is attributable to Pride.

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



                                    Page 11.

PART II.        OTHER INFORMATION


ITEM 1.         Legal Proceedings

                None


ITEM 2.         Changes in Securities

                None


ITEM 3.         Defaults Upon Senior Securities

                None


ITEM 4.         Submission of Matters to a Vote

                None


ITEM 5.         Other Information

                None


ITEM 6.         Exhibit and Reports on Form 8-K

                (a)  Exhibit 27 Financial Data Schedule

                (b)  None



                                    Page 12.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized




Dated: April 17, 1997                               PRIDE AUTOMOTIVE GROUP, INC.



                                                          By:  /s/ Alan Lubinsky
                                                                Alan Lubinsky




                                    Page 13.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)





                                                                  For the Three Months Ended
                                                               February 28,      February 29,
                                                                  1997           1996
                                                              -------------  --------

LOSS BEFORE MINORITY INTERESTS ............................   $  (742,418)   $   (81,928)

Minority interests in net loss of consolidated subsidiaries       173,073           --
                                                                             -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ....................      (569,345)       (81,928)

Provision (credit) for income taxes .......................          --             --
                                                                             -----------

NET LOSS ..................................................   $  (569,345)   $   (81,928)
                                                              ===========    ===========


LOSS PER COMMON SHARE:
Net loss before minority interest .........................   $      (.27)   $      (.04)
Minority interest in net loss of subsidiary ...............           .06           --
                                                              -----------    -----------
                                                              $      (.21)   $      (.04)
                                                              ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ........................................     2,759,167      2,060,000
                                                              ===========    ===========

                                    Page 14.