Form 10QSB/A
period 1997-05-31
PRIDE AUTOMOTIVE GROUP INC
filed 1997-10-28
CIK 1004124

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

PART 1.  Financial Information
ITEM 1.  Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                        May 31,         November 30,
                                                                                                        1997            1996
                                                                                                        (unaudited)     (As restated
                                                                                                                        see Note 1)

ASSETS:
 Cash and cash equivalents .............................................................................$     12,675    $ 250,699
 Accounts receivable ...................................................................................1,688,366       2,022,011
 Inventories ...........................................................................................1,631,786       1,022,655
 Property, revenue producing vehicles and equipment - net (Note 2) .....................................24,670,809      20,671,854
 Intangible assets - net (Note 3) ......................................................................9,406,622       9,722,363
                                                                                                        ------------    ------------

TOTAL ASSETS                                                                                             $37,410,258    $ 33,689,582
                                                                                                        ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
LIABILITIES  (Note 4):
 Bank overdraft line of credit .........................................................................$  5,288,035    $  2,964,465
 Accounts payable ......................................................................................1,508,852         624,953
 Accrued liabilities and expenses ......................................................................488,519         490,915
 Bank debt .............................................................................................995,281         1,002,571
 Obligations under hire purchase contracts .............................................................14,187,097      11,034,951
 Other loans - acquisition (Note 5) ....................................................................4,247,500       5,098,470
 Other liabilities .....................................................................................--              33,560
                                                                                                        ------------    ------------

TOTAL LIABILITIES ......................................................................................26,715,284      21,249,885
                                                                                                        ------------    ------------

MINORITY INTERESTS (Note 1) ............................................................................82,320          482,486
                                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY  (Note 5):
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 10,000,000 shares authorized;
2,837,600 and 2,652,500 shares issued and outstanding at May 31,
1997 and November 30, 1996, respectively .......................                                         2,838 2,653
Additional paid-in capital ...............................................................               13,453,407     13,487,388
Retained earnings (deficit) ..............................................................               (2,324,496)    (1,402,587)
Foreign currency translation ...............................................................             (519,095)      (130,243)
------------ ------------

TOTAL SHAREHOLDERS' EQUITY ..............................................................................10,612,654     11,957,211
                                                                                                         ----------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................................................  $37,410,258    $33,689,582
                                                                                                         ===========    ============


        See notes to interim consolidated condensed financial statements

                                     Page 3.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              For the Six Months            For the Three Months
                                                                  Ended May 31,                Ended May 31,
                                                      --------------------------------- -----------------------
                                                          1997           1996         1997          1996
                                                      ----------------   ------------ ------------- --------

REVENUE:
Contract hire income ..............................   $ 3,525,059    $ 2,258,438     $1,872,575     $1,197,459
Sale of contract hire vehicles ....................     3,716,495      2,496,380      1,984,679      1,355,996
Sale of vehicles  - AC Cars (Note 1) ..............       516,506           --          313,943          -
Fleet management and other income - contract hire .       409,828        423,975        303,408        237,924
Other income - AC Cars ............................        87,714           --           45,714           --
                                                                     -----------    -----------    -----------
                                                        8,255,602      5,178,793      4,520,319      2,791,379
                                                      -----------    -----------    -----------    -----------

EXPENSES:
Cost of sales - contract hire .....................     4,295,023      2,702,151      2,268,866      1,582,533
Cost of sales - AC Cars ...........................       441,972           --          269,794          -
Depreciation - contract hire ......................     1,664,894      1,226,317        847,840        644,343
Depreciation - AC Cars ............................       218,558           --          109,289          -
General and administrative expenses - contract hire       739,996        662,139        363,969        259,405
General and administrative expenses - AC Cars .....       776,457           --          397,342           --
Amortization of intangible assets - contract hire .       315,360        315,360        157,680        157,680
Amortization of intangible assets - AC Cars .......         1,232           --              616           --
Interest expenses and other - contract hire .......       624,310        459,123        344,999        251,787
Interest expenses and other - AC Cars .............       185,964           --          107,582           --
Research and development costs - AC Cars ..........       313,922           --          232,010           --
                                                                     -----------    -----------    -----------
                                                        9,577,688      5,365,090      5,099,987      2,895,748
                                                      -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTERESTS ....................    (1,322,086)      (186,297)      (579,668)      (104,369)

Minority interests in net loss of consolidated
       subsidiaries ...............................       400,166           --          227,093           --
                                                                     -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME
TAXES .............................................      (921,920)      (186,297)      (352,575)      (104,369)

Provision (credit) for income taxes ...............          --             --             --             --
                                                       -----------    -----------    -----------

NET LOSS ..........................................   $  (921,920)   $  (186,297)   $  (352,575)   $  (104,369)
                                                      ===========    ===========    ===========    ===========


LOSS PER COMMON SHARE (Note 6):
Net loss before minority interest .................   $      (.47)   $      (.09)   $      (.20)   $      (.05)
Minority interest in net loss of subsidiary .......           .14           --              .08           --
                                                      -----------    -----------    -----------    -----------
                                                      $      (.33)   $      (.09)   $      (.12)   $      (.05)
                                                      ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
               SHARES OUTSTANDING (Note 6) ........     2,790,016      2,163,519       2,820,866      2,266,087
                                                       ===========    ===========    ===========    ===========


        See notes to interim consolidated condensed financial statements


                                     Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Six Months Ended
                                                                                              May 31,
                                                                                        1997        1996
                                                                                        ---------------- ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss   ....................................................................      $(921,920)   $(186,297)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Minority interest in net loss of subsidiary .................................      (400,166)          --
     Depreciation and amortization ...............................................     1,904,595      1,246,229
     Amortization of goodwill ....................................................       295,449        295,449
     (Gain) on disposal of fixed assets ..........................................      (168,710)        (9,532)
     Provision for maintenance costs .............................................          --           23,691
  Changes in assets and liabilities:
Decrease (increase) in accounts receivable .......................................       341,221        (81,644)
(Increase) in inventories                                                               (609,131)      (106,292)
Increase (decrease) in accounts payable, accrued expenses and other liabilities ..       850,217     (1,162,253)
                                                                                     -----------    -----------
Net cash provided from operating activities ......................................     1,291,555         19,351
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of revenue producing assets ...........................................    (6,781,178)    (3,207,506)
  Proceeds from sale of fixed assets .............................................     1,030,421        570,037
                                                                                     -----------    -----------
Net cash (utilized) by investing activities ......................................    (5,750,757)    (2,637,469)
                                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from bank lines of credit .........................................     2,323,570        467,809
  Proceeds from sale of common stock and warrants ................................        92,500      3,282,500
  Costs associated with stock/debt offerings .....................................      (126,296)      (882,206)
  Loans repaid to directors ......................................................          --         (123,668)
  Principal payments of long-term debt ...........................................        (7,290)       (42,436)
  Payment of acquisition debt ....................................................      (824,600)          --
  Proceeds from hire purchase contract funding ...................................     9,079,975      3,795,711
  Principal repayments of hire purchase contract funding .........................    (5,927,829)    (3,448,679)
                                                                                     -----------    -----------
Net cash provided by financing activities ........................................     4,610,030      3,049,031
                                                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................................      (388,852)        25,366
                                                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (238,024) ......456,279

  Cash and cash equivalents, beginning of year ...................................       250,699          3,377
                                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD $ .......................................        12,675    $   459,656
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


NOTE   2  - FIXED ASSETS:

                Fixed assets consists of the following:

                                                                                    May 31,          November 30,
                                                                                   1997              1996

                Building and improvements                                      $  1,719,415          $  1,719,415
                Revenue producing vehicles                                       22,218,436            17,282,095
                Furniture, fixtures and machinery                                 4,739,322             4,641,388
                Aircraft                                                            927,751               927,751
                                                                             --------------         -------------
                                                                                 29,604,924            24,570,649
                Less: accumulated depreciation                                    4,934,115             3,898,795
                                                                              -------------          ------------
                                                                                $24,670,809           $20,671,854
                                                                                ===========           ===========

NOTE   3   - INTANGIBLE ASSETS:

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

                                     Page 9.

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

                Cost of sales (including depreciation) as a percent of revenue decreased from 80% to 75% when comparing the three months ended May 31, 1997 and 1996. Management attributes this decrease mainly to the increased profitability on sale of vehicles on termination of contracts during the quarter and the writing of more profitable contracts. Cost of sales as a percent of revenue increased from 76% to 78% when comparing the six month periods ending May 31, 1997 and 1996. Management attributes this increase primarily to the increase in buying and selling of vehicles and selling onto third parties at low margins to take advantage of dealer bonuses as well as the more prudent approach to estimating residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual risk.

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

                For the three-month period ended May 31, 1997, these operations reported a loss of $756,976. Revenues for the period were $359,657 as against $244,563 for the previous quarter. Cost of sales amounted to $269,794 as against $172,178 for the previous quarter. General and administrative expenses increased marginally from $379,115 to $397,342 when comparing the quarters ended February 28 and May 31, 1997. Interest charges amounted to $107,582 as against $78,382for the first quarter.

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

                Consolidated

                For the three months ended May 31, 1997, the Company reported a loss of $421,372 before amortization and minority interests, as compared to a profit of $53,311 for the same period in 1996. The reason for this, is that this quarter includes the operating losses of AC Cars. The loss for the quarter comprises a loss of $756,360 before amortization and minority interests in AC Cars and a profit before goodwill amortization of $334,988 in the contract hire operations.

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





Dated: July 17, 1997                                PRIDE AUTOMOTIVE GROUP, INC.




                                                        By:    /s/ Alan Lubinsky
                                                         Chief Executive Officer

                                    Page 14.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)



                                                                 For the Six Months             For the Three Months
                                                                     Ended May 31  ,               Ended May 31,
                                                              -----------------------------   ----------------------
                                                              1997             1996        1997            1996
                                                              --------------- ------------   ------------- -------

LOSS BEFORE MINORITY INTERESTS ............................   $(1,322,086)   $  (186,297)   $  (579,668)   $  (104,369)

Minority interests in net loss of consolidated subsidiaries       400,166           --          227,093           --
                                                                                            -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ....................      (921,920)      (186,297)      (352,575)      (104,369)

Provision (credit) for income taxes .......................          --             --             --             --
                                                                                                           -----------

NET LOSS ..................................................   $  (921,920)   $  (186,297)   $  (352,575)   $  (104,369)
                                                              ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ........................................     2,790,016      2,163,519      2,820,866      2,266,087
                                                              ===========    ===========    ===========    ===========


LOSS PER COMMON SHARE:
Net loss before minority interest .........................   $      (.47)   $      (.09)   $      (.20)   $      (.05)
Minority interest in net loss of subsidiary ...............           .14           --             (.08)          --
                                                              -----------    -----------    -----------    -----------
                                                              $      (.33)   $      (.09    $      (.12)   $      (.05)
                                                              ===========    ===========    ===========    ===========












                                 - Exhibit 11 -

                                    Page 15.