Form 10KSB
period 1997-11-30
PRIDE AUTOMOTIVE GROUP INC
filed 1998-02-27
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1997

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

     The aggregate market value of the voting stock on February 24, 1998 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $4,455,546.80 based upon the average bid and asked prices for such Common Stock on said date ($3.34) as reported by a market maker. The issuer's and its subsidiaries had on a consolidated basis, revenues of $17,459,275 for its fiscal year ended November 30, 1997. On February 24, 1998, there were 2,822,500 shares of Registrant's Common Stock outstanding.

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

     Pride was incorporated as L.H.M. Corp. in the State of Delaware on May 10, 1988, as a "blank check" company for the purpose of seeking potential business ventures through acquisition or merger. In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports expositions in sports products such as clothing and sports related equipment. At such time L.H.M. Corp. changed its name to ISI. ISI never engaged in any business operations. In November 1992, ISI effected a 1 for 200 reverse split of its issued and outstanding shares of Common Stock. In January 1994, ISI entered into an Agreement and Plan of Reorganization with Pride Management Services, Plc. ("PMS"), an English corporation, whereby PMS became a wholly owned subsidiary of ISI and ISI changed its name to Pride, Inc.

     Pride also owns 100% of the capital stock of Watford Investments (Pty) Limited ("WI"), a South African company, which was formed in March 1995. WI was formed for the purpose of obtaining a 24% interest in Masonic Motors, an automobile dealership in South Africa, which WI subsequently sold in September 1995. WI is an import and export company, which had minimal revenues from operations in fiscal 1996 and no revenues from operations in fiscal 1997.

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

Public Offering of Pride Automotive Group, Inc.

         In April 1996, the Company completed an underwritten initial public offering of its securities. The securities were registered with the Securities and Exchange Commission ("SEC") pursuant to a registration statement on Form SB-2. The initial public offering was declared effective by the SEC on April 24, 1996. In the offering, the Company sold 592,500 shares of its common stock to the public at a price of $5.00 per share and 2,300,000 redeemable common stock purchase warrants at a price of $.10 per warrant. The warrants are exercisable at a price of $5.75 per share, subject to adjustment, beginning April 24, 1997 and expiring April 23, 2001. In connection therewith, the Company also granted to the underwriters of the offering, Mason Hill & Co., Inc. and the Thornwater Group, Inc., warrants to purchase an aggregate of 95,000 shares of the Company's common stock at a purchase price of $7.50 and 200,000 redeemable common stock purchase warrants at a price of $0.15 per warrant, each warrant exercisable to purchase one share of common stock at a purchase price of $7.50 per share. Other than with respect to the exercise price, the terms of the warrants granted to the underwriter are identical to those described above. The Company's securities are currently traded on the Nasdaq SmallCap Stock Market and the Boston Stock Exchange, Inc.

         On January 12, 1998, the Company filed a registration statement on Form SB-2 with the SEC, to register 1,000,000 shares of the Company's Common Stock. In connection therewith, the Company has entered into a letter of intent with Mason Hill & Co., Inc., an NASD broker-dealer, to underwrite such securities a firm commitment basis. A condition to such commitment requires the Company to grant to Mason Hill, warrants to purchase an aggregate of 100,000 shares of the Company's common stock at 120% of the public offering price. The Company has applied to have the additional securities being underwritten in that offering listed on the Nasdaq SmallCap Stock Market, Inc. and the Boston Stock Exchange. Additionally, the Company has agreed to register 170,000 shares of Common Stock on such registration statement, which shares were issued in connection with the Company's December 1996 private placement (the "Private Placement Shares"). The Private Placement Shares will not be underwritten by Mason Hill & Co., Inc. There can be no assurance that the public offering described herein will be completed.

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

Subsidiaries

     The following is a list of the PMS subsidiaries, their dates of formation and their business operations:

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

         Pride Vehicle Contracts             09/28/88         Vehicle leasing, acquired County Contract Hire Limited and Master
          (UK) Limited                                        Vehicle Contracts Limited in February 1992 and March 1994,
                                                              respectively.

         Pride Leasing Limited               02/22/89         Owned property and a building in Croydon, England, which was sold in November 1997.

         Pride Vehicle Management            02/14/90         Operates the Company's fleet management services.
               Limited

         Pride Vehicle  Deliveries           06/14/90         Provides vehicle  distribution and collection services for all the
                                                              Limited Company's leasing operations.

Leasing, Maintenance and Resale

           The Company purchases each vehicle pursuant to its client's specifications; finances its purchase and pays for all the maintenance on the vehicle during the term of the lease. The Company usually finances the purchase of each vehicle to correspond with the term of the lease, such that upon the completion of the lease term the automobiles are fully paid. As of January 1, 1998, the Company had approximately 1,477 vehicles under lease.

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

         The Company's sales policy emphasizes leasing to financially sound clients and requires certain financial disclosures prior to executing any lease agreement. Customer accounts are targeted from profitable, growing, medium-sized corporate companies. For the years ended November 30, 1996 and 1997, the Company had two unaffiliated customers, Westbury Homes Plc. and Campbell Distillers Limited, which companies accounted for in the aggregate approximately 15% and 7%, respectively, of the Company's total revenues. The Company also leases vehicles to the following local government agencies; Swansea Council in Wales, Brent Council in London and Mid Glarmorgan Council in Wales.

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

         The Company has servicing agreements with over 1,400 automotive dealerships and independent service centers in its areas of operations. Since all of the leased vehicles are new, there are warranties typically ranging from 12 to 36 months or 20,000 to 60,000 miles, which ever comes first, with the average being 24 months or 40,000 miles. Also each lease has mileage limitation and additional fees for overages. Therefore, the Company does not incur significant expenses for repairs. Maintenance is regularly performed on all vehicles, pursuant to negotiated pricing schedules. No work is permitted to be performed on any vehicle, unless performed by one of the Company's contracted service centers with the prior consent of the Company.

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

Fleet Management Services

         In 1994, the Company opened its fleet management division, which division manages the automobiles for certain of its corporate clients who choose to own the vehicle(s) directly. Customarily, these clients purchase the automobiles through the Company in order to take advantage of the Company's bulk purchase discounts. The Company maintains these vehicles on behalf of such clients pursuant to a monthly management fee, usually $15 per automobile and disposes of the vehicles thereafter on behalf of the client. The client pays all costs associated with the purchase, maintenance and resale of the automobiles. The Company estimates that for the year ended November 30, 1997 less than 5% of the Company's revenues were from fleet management services.

Suppliers

         The Company purchases all of the automobiles that it leases to its clients from automotive dealerships, usually several at a time. For the years ended November 30, 1996 and November 30, 1997, General Motors and Ford were the manufacturers of approximately 20% and 20%, respectively and 16% and 17%, respectively, of the vehicles which it leased. The Company does not depend on any individual dealership for the purchase of any vehicle brand. The Company has no written agreements with any dealership it purchases vehicles from, though it does receive yearly rebates from manufacturers based on quantity of automobiles purchased. Management believes that the price it pays and the terms it receives for the automobiles it purchases are more favorable than it would receive if it was purchasing automobiles on an individual basis. The Company believes that it will continue to be able to purchase automobiles at competitive prices and terms into the future.

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

         The Company has asset funding lines to acquire revenue producing vehicles with several institutions in England in the aggregate amount of $23,667,500 of which the Company has borrowed approximately $18,342,778 as of November 30, 1997. The increase in the Company's asset funding line is attributable to the equity raised in the Company's initial public offering in April 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Under the lease agreements, the lessees generally have no right to terminate their leases prior to the end of their scheduled term. In the event that any lease terminates prior to the end of its scheduled term (whether by way of default, the destruction or theft of the vehicle), the lessee is liable to the Company for the amount by which the lessee's default termination liability under the lease agreement exceeds the realized value of such vehicle, which may be obtained through the proceeds of the sale of the vehicle (including a sale following repossession) or the proceeds of any applicable insurance on the vehicle. Under the terms of the lease, the term "default termination liability" includes; (i) all payments due under the lease agreement up to the termination date, inclusive of interest,
(ii) future rental payments due from termination date until the contracted lease termination date, less maintenance and a 5% discount and (iii) the difference between the amount received pursuant to the sale of the vehicle and the estimated residual value, if such sale price is less than the estimated residual value. Under its agreements with the lessee, the Company pays the sale or insurance proceeds to its lender up to the amount of the then remaining balance of the note payable related to the vehicle. Any shortfall is a credit loss and is borne by the lessee, and any excess is retained by the Company.

         As of August 31, 1997, the Company's line of credit with its bank expired. In February 1998, the Company entered into a new agreement with the bank. This new line of credit of $7,202,500, is payable on demand and is secured by all assets of the Company other than building and revenue-producing vehicles which are already pledged (see Notes 6b and 7 to the Notes to the Financial Statements). Interest is payable at rates between 2% and 4% in excess of the bank's base rate (7 1/2% at November 30, 1997). This facility has to be reduced by $837,500 by March 31, 1998 and a further $921,250 by December 31, 1998. The agreement is due for review November 1998.

         The Company attempts to enhance the performance of its leases and thereby minimize its financial risks by maintaining timely, consistent and direct customer contact. When a default does occur, collections and repossessions are handled by the Company's collection department. Upon a lease payment default and after the passage of three days, the Company mails a written notice to the defaulting customer and attempts to contact the customer directly by phone. Once contact is established, the collection department will work with the customer until the default is cured. If contact is not made or the default is not satisfactorily cured, the Company will proceed to repossess the vehicle. The Company will repossess the vehicle upon a determination that there is a risk of not recovering the vehicle. In the event repossession is required, it typically will take place within 20 days after the initial default. Pursuant to English law, a company can repossess a vehicle for non payment in the event payment is not received within two days of the due date, however, the Company's lease agreements provide for a seven day grace period. No notice is required and no demand for payment need be made prior to repossession. The Company, as the vehicles owner, has all key numbers with respect to the vehicles it leases. In the event the Company deems repossession necessary it sends an employee to physically drive the vehicle away from the lessee. Repossessed vehicles are offered by the Company at public sale, after the giving of notice, and sold by the Company in a commercially reasonable manner. There were no repossessions of vehicles in fiscal 1996. In 1997, there were eight repossessions, however six of those repossessions were re-leased. There have been none to date in 1998. There were no repossessions in fiscal 1995. Only one vehicle was repossessed during fiscal 1994.

Competition

         The Company's business is highly competitive, with relatively insignificant barriers to entry and with numerous firms competing for the same customers. The Company is in direct competition with local (includes the county of Hertfordshire and the surrounding areas), regional (includes London and the surrounding areas) and national (includes all of the United Kingdom, inclusive of England, Wales, Scotland and Northern Ireland) automotive leasing companies, many of which have greater resources and more extensive distribution and marketing than the Company. The largest leasing companies in direct competition with the Company are Cowie Interleasing, a division of Cowie, Plc., and Lex Vehicle Leasing Limited, each of which claim to have presently on lease approximately 65,000 vehicles. As of January 1, 1998, the Company had 1,477 vehicles under lease. The Company also competes in the automobile financing industry with providers of other forms of financing. Other competitors include finance companies affiliated with automobile manufacturers, a variety of local, regional and national finance companies, commercial banks, savings and loans, and other consumer lenders such as industrial thrifts and credit unions. The automobile leasing business is highly competitive and the Company competes for business on the basis of both pricing and service. The Company believes that the main concern of the lessee or buyer of a new automobile is the amount of the monthly payment and of any down payment. Many of the Company's competitors have significantly greater financial, technical and marketing resources and market share than the Company. Automobile finance companies affiliated with automobile manufacturers, from time to time offer aggressive leasing and financing programs at below market pricing to promote the sale of certain vehicle models. Many of the national leasing companies have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with vehicle leasing entities to jointly advertise and market their products and services.

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

         In August 1995, the British Government passed a law allowing leasing companies to be reimbursed by the Government for the value added tax "VAT" which is added to all consumer goods including automobiles. The VAT tax is currently at 17.5%. Reimbursement of the VAT tax allowed the Company to charge lower lease rates.

Employees

         As of January 1, 1998, the Company employed 20 full-time persons, six are in management (three of which are officers), eight administrative, four sales representative and two drivers. None of the employees are represented by a union, and the Company considers employee relations to be good.

Properties

         The Company maintains 6,000 square feet of executive office space in a modern, free standing building at Pride House, Watford Metro Centre, Tolpits Lane Watford Hertfordshire, WD1 8SB England. The building was purchased by PMS in December 1992 at a cost of approximately $895,000. The annual cost of servicing the building's mortgage and taxes is approximately $80,000 and $18,000, respectively. Pride Leasing Limited owned a building in Croydon, England, which it purchased in 1991 at a cost of approximately $825,000. The Company sold this property in November 1997 for $400,000.

Pending Litigation

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

         AC Cars was formed in 1901 as Autocar & Accessories Limited and has been in continuous operations ever since. AC Cars is Britain's oldest independent manufacturer. Today, AC Car Group Limited manufactures and sell two automobiles, the Superblower (a continuation of the AC Cobra) and the AC Ace.

         The AC Cobra is a high-powered, hand built sports car with an aluminum body. The automobile is manufactured today using the same traditional coach building methods and original Cobra tooling which were used on the original manufactured Cobras in the 1960s. Historically, in 1963 the AC Cobra caused a sensation by racing along the MI motorway (England's first motorway) at 196 miles per hour, and by 1964, the 427 AC Cobra was listed in the Guinness Book of Records as the fastest production car in the world. The AC Cobra sells for about (pound)69,000 ($115,644).

         In 1994, the AC Ace prototype was first displayed at the London Motor show. In 1995, the AC Ace was shown to the North American public at the Detroit Motorshow. When the AC Ace comes into production, it will sell for approximately (pound)75,000 ($125,700). As of January 1, 1998, AC has produced approximately fifty pre-production AC Aces. The Company expects the AC Ace should enter into its final production stage in January 1998.

         In 1987, Ford Motor Company became a partner with Autokraft and AC Cars. The AC Cobra is equipped with a Ford V8 engine. Currently, Ford Motor Company owns the trademark to the name Cobra. However, Autokraft and AC Cars used the name Cobra under a license arrangement with Ford Motor Company. When they were placed in administrative receivership, the license arrangement with Ford Motor Company was voided. After the Asset Acquisition, the Company negotiated a new licensing agreement with Ford Motor Company whereby the Company has procured a three year license, commencing December 7, 1996, to continue to use the name "Cobra" on its AC Cobra model. Notwithstanding the foregoing, the "Cobra" has been recently updated and has been renamed the AC "Superblower."

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

         As discussed above, AC Cars and Autokraft were using the name Cobra under a license arrangement with Ford Motor Company. Although the arrangement became void when the two companies were placed in receivership, the Company has entered into a new licensing arrangement with the Ford Motor Company whereby the Company has procured a three year license to use the name "Cobra," terminating in December 1999.

         Whereas the Company is pleased that it has been able to procure a licensing arrangement to continue to use the name "Cobra", the Company anticipates that a significantly larger portion of its future marketing efforts will concentrate on the venerable history and prestige associated with the name "AC", which name the Company acquired outright as part of the Asset Acquisition.

         The Company believes that the principal markets for sales of its automobiles are the United States, Australia, Germany and the United Kingdom. The Company is in the process of negotiating distribution agreements in some of these important markets, including Australia and the United Kingdom, while agreements and approvals in other key markets have already been received.

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

Products Liability Insurance

         At present, AC maintains product liability insurance through Lloyds of London. The limit of the indemnity is (pound)2,000,000 ($3,520,000) for each instance. Although AC has procured this insurance policy, there can be no assurance that it will be able to maintain such insurance, that such insurance will be sufficient to cover claims, if any, or that such insurance will continue to be available at commercially reasonable terms. If AC is unable to maintain products liability insurance for the automobiles that it manufactures, it would adversely affect the business of AC and could potentially cause it to discontinue operations. However, there can be no assurance that such insurance will be obtained, or that if obtained, that such insurance will be sufficient to cover claims, if any, or that such insurance will continue to be available at commercially reasonable terms. If the Company or AC are required to pay uninsured claims, it would adversely affect the businesses of the Company and AC and could cause a discontinuation of operations. The Company and AC do not carry business interruption or key man insurance. See "Risk Factors."

Legal Proceedings

         AC is not a party to any material litigation. Autokraft and AC Cars are involved in legal proceedings, all of which are related to their being placed in administrative receivership. Although the Company acquired the assets of AC Cars and Autokraft and does not believe that it will have any exposure to liability claims for automobiles built by AC Cars and Autokraft, there can be no assurance that the Company is correct in such belief. Any such claim relating to new automobiles built by AC or to automobiles built by AC Cars and Autokraft could have an adverse effect on the Company.

Properties

         AC currently occupies premises on a four acre site at the Brooklands Industrial Park in Surrey, England. The property comprises a factory, workshop, showroom and office space. In all, the facility provides approximately 90,000 square feet of manufacturing area and 20,000 square feet of executive office area. The Company had agreed to lease the premises currently occupied by AC for a period of one year commencing December 1, 1996. The Company's lease costs approximately (pound)32,000 ($53,632) per month. AC exercised its option to purchase the premises for the purchase price of (pound)5,200,000 ($8,715,200) in July 1997. AC then sold the property for (pound)5,600,000 ($9,385,600) and entered into a 15 year lease for 39,000 square feet of the property at the rate of (pound)18,000 ($30,200) per month.

Employees

         At the time of their acquisition, Autokraft and AC Cars together employed a total of 83 persons. The Company retained approximately 31 of such employees upon completion of the Asset Acquisition and has hired 12 additional employees to oversee the manufacturing and marketing of the automobiles.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains 6,000 square feet of executive office space in a modern, free standing building at Pride House, Watford Metro Centre, Tolpits Lane Watford Hertfordshire, WD1 8SB England. The building was purchased by PMS in December 1992 at a cost of approximately $895,000. The annual cost of servicing the building's mortgage and taxes is approximately $80,000 and $18,000, respectively. Pride Leasing Limited owned a building in Croydon, England, which it purchased in 1991 at a cost of approximately $825,000. The Company sold this property in November 1997 for $400,000.

         AC currently occupies premises on a four acre site at the Brooklands Industrial Park in Surrey, England. The property comprises a factory, workshop, showroom and office space. In all, the facility provides approximately 90,000 square feet of manufacturing area and 20,000 square feet of executive office area. The Company had agreed to lease the premises currently occupied by AC for a period of one year commencing December 1, 1996. The Company's lease costs approximately (pound)32,000 ($53,632) per month. AC exercised its option to purchase the premises for the purchase price of (pound)5,200,000 ($8,715,200) in July 1997. AC then sold the property for $9,385,600 and entered into a 15 year lease for 39,000 square feet of the property at the rate of $30,200 per month.

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

         AC is not a party to any material litigation. Autokraft and AC Cars are involved in legal proceedings, all of which are related to their being placed in administrative receivership. Although the Company acquired the assets of AC Cars and Autokraft and does not believe that it will have any exposure to liability claims for automobiles built by AC Cars and Autokraft, there can be no assurance that the Company is correct in such belief. Any such claim relating to new automobiles built by AC or to automobiles built by AC Cars and Autokraft could have an adverse effect on the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during its fiscal year ended November 30, 1997.

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

                                    Common Stock              Public Warrants
    Calendar Quarter                     Prices                   Prices
         Ended                      Low     High              Low      High

1996
4/24/96 to 5/31/96                  7 1/2   8 1/4             3        4 1/8
6/1/96  to 8/31/96                  8       8 1/8             2 7/8    4
9/1/96  to 11/30/96                 5       6 7/8             1 1/8    1 1/2
12/1/96  to 2/28/97                 1 3/4   4 11/16           5/16     1 1/2

1997
03/01/97 - 05/31/97                 2       2 1/2             5/16     5/8
06/01/97 - 08/31/97                 1 1/4   2 5/16   5/16     3/8
09/01/97 - 11/30/97                 2 1/4   3 1/2             13/32    13/32
12/01/97 - 02/24/98                 2 7/8   3 1/2             5/32     17/32

----------------

     (1) The Company effected an initial public offering of its Common Stock and Warrants on April 24, 1996.

         As of February 24, 1998, there were 31 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,000 additional beneficial owners of shares of Common Stock held in street name. As of February 24, 1998, the number of outstanding shares of the Company's Common Stock was 2,822,500.

         As of  February  24,  1998,  there  were 10  holders  of the  Company's
Warrants, although the Company believes that there are approximately 400 additional beneficial owners of the Company's Warrants held in street name. As of February 9, 1998, the number of outstanding Warrants was 2,300,000.

     On February 17, 1998 the Company received a letter from Nasdaq informing the Company that it did not comply with recently amended Nasdaq continued listing criteria which required the Company to have minimum net tangible assets of at least $2,000,000, two independent directors and an audit committee, a majority of which are independent directors. The Company was granted until February 23, 1998 to comply with such requirements.

     On February 12, 1998, the Board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,633,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President, Chief Executive Officer and a Director of the Company and AC Automotive Group, Inc., for aggregate consideration of $6,633. In addition, on such date AC Automotive Group, Inc. authorized the issuance of 176,520, 176,520 and 88,260 shares of its common stock to Beth-Anne Kinsley, Victor and Marion Durchhalter and Bridget Staff, respectively, for consideration of $177, $177 and $89, respectively. Beth-Anne Kinsley, Victor and Marion Durchhalter and Bridget Staff were all prior shareholders of AC Automotive Group, Inc. and are all associated persons of Mason Hill & Co., Inc., the broker/dealer which effected the initial public offering of the Company's securities and the subsequent private offering of the Company's securities, the proceeds from which (the private offering) were utilized by the Company to complete the AC asset acquisition.

     The foregoing issuance of shares reduced the ownership of AC Automotive Group, Inc. by the Company to under 50%. Accordingly, future financial statements of the Company will be issued on an unconsolidated basis. Footnote 18 to the Company's Financial Statements has been prepared to show the effect of the share issuance described herein. See "Financial Statements."

     On February 25, 1998 Ivan Averbuch resigned as a Director of the Company and on the same date the board of directors elected Ian Satill, to fill such vacancy.

     On February 25, 1998, the Board of Directors resolved to form an audit committee in order to comply with current Nasdaq corporate governance requirements. The Audit Committee is comprised of the three directors of the Company, two of whom (Ian Satill and Alan Edgar) are believed by the Board of Directors to be independent.

     Although the Company is of the belief that it is now in compliance with Nasdaq requirements for a continued listing of its securities on the Nasdaq SmallCap system, there can be no assurance that it is correct in such belief. The Company expects to receive a ruling from Nasdaq shortly on its listing compliance. See "Certain Transactions."

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the years ended November 30, 1997 and 1996.

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

         The six wholly-owned subsidiaries of PMS are Pride Vehicle Contracts Limited, Baker Vehicle Contracts Limited, Pride Vehicle Contracts (UK) Limited, Pride Leasing Limited, Pride Vehicle Management Limited and Pride Vehicle Deliveries Limited, which comprise the majority of the operations of the Company. Unless the context otherwise requires, all references to the "Company" include its wholly-owned subsidiary, PMS, and PMS's wholly-owned subsidiaries. These companies jointly engage in the business of leasing new automobiles to businesses, servicing such automobiles during the lease term and remarketing the automobiles upon the expiration of the lease term, which arrangement is described as a "contract hire." The Company purchases each vehicle pursuant to its clients' specifications, finances its purchase and pays for all the maintenance on the vehicle during the lease term.

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

         On November 29, 1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), acquired certain of the assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,000,000 was financed by the sale of common stock and by loans. The acquisition involved the purchase of plant and equipment, the brand name, inventories and an aircraft and was recorded using the purchase method of accounting (see also Note 18b - notes to financial statements).

Results of Operations - Years Ended November 30, 1997 and November 30, 1996:

Contract Hire/Fleet Management

         Revenues, including those from other group companies, for the year ended November 30, 1997 were approximately $17,294,000 compared to approximately $12,884,000 for the year ended November 30, 1996, an increase of $4,410,000 or 34%. The primary reason for this 34% increase was due to an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses.

         For the year ended November 30, 1997, 550 new vehicles were acquired as against 385 in the year ended November 30, 1996. The average monthly rental of new contracts written was $541 per vehicle as against an average of $569 per vehicle for the previous year. The average monthly rental is dependent on the type of vehicle being rented and the terms of the contract.

         For the year ended November 30, 1997, 153 vehicles were disposed of on termination of contracts at an average profit of $1,529 per vehicle. For the year ended November 30, 1996, 157 vehicles were disposed of on termination of contracts at an average profit of $2,233 per vehicle. The average profit per disposal is dependent on the type of vehicle sold and current market value of vehicles.

         As of November 30, 1997, 1,740 vehicles were under lease and management compared to 1,409 vehicles as at November 30, 1996.

         Cost of sales increased in actual dollars and as a percent of sales, when comparing the years ended November 30, 1997 and 1996. These costs increased by approximately $3,193,000 or 31%, which is less than the increase in revenues. As a percent of sales, cost of sales for 1997 was 77.7% versus 79.5% for 1996.

         General and administrative expenses increased from $1,802,000 for 1996 to $1,858,000 for 1997, an increase of $56,000 or 3%. As a percent of sales these expenses represented 11% of sales for 1997 and 14% for 1996. Management believes that they can continue to increase revenues whilst keeping general and administration costs under control.

         Interest expense increased from $860,000 in 1996 to $1,747,000 in 1997. Management attributes this increase to the large increase in new business written and the associated increase in funding of vehicles, providing financial support to AC Cars (see below) and the costs associated with the raising of finances to fund the acquisition of AC Cars.

         The loss on sale of fixed assets resulted from the sale of a property to the tenant who exercised their option to purchase. The loss amounted to approximately $455,000.

         Income (loss) before taxes for the years ended November 30, 1997 and 1996, prior to amortization of goodwill for the period ($632,000 and $635,000, respectively) aggregated $256,000 and ($20,000), respectively.

AC Cars

         The Company, on November 29, 1996, through its newly formed 70% owned subsidiary, AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited, completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies are engaged in the manufacture and sale of sports cars among which the famous AC Cobra sells for approximately $100,000 each.

         The Company acquired the business out of administrative receivership and for most of the year has devoted most of its resources to resurrecting operations. This has involved upgrading of production facilities, improving efficiency, appointing new dealerships, installing systems and controls and appointing new management where necessary. New dealerships have been appointed in the United Kingdom and a distributor has been appointed in Australia. The Company has embarked on a program to bring the new AC Ace Sports car into production in the last quarter of 1997.

         Revenues, including those from other group companies, for the year ended November 30, 1997, were approximately $1,633,000. Other income of $701,000 resulted mainly from the sale of the option to purchase the property occupied by the operation.

         Cost of sales amounted to approximately $1,573,000 on the above revenues.

General and administration expenses amounted to approximately $2,589,000. Rent and property taxes of approximately $865,000 and salaries of $282,000 accounted for 44% of the above costs.

         Depreciation of plant, machinery, tooling, equipment and fixtures amounted to approximately $400,000.

         Interest amounted to approximately $462,000 for the year. Interest was incurred on a bank line of credit of $195,000, on bank debt of $80,000 and on acquisition debt of $187,000.

         The Hurricane aircraft which was acquired as part of the assets at acquisition, was disposed of at a loss of approximately $299,000.

         AC Cars is in a developmental stage and certain specific expenses have been classified as research and development costs. These costs relate to research and development incurred on the manufacture and distribution of the AC Cobra and AC Ace and are separately disclosed. Management believes it is more prudent to write off these costs immediately as they occur. Research and development costs amounted to approximately $983,000 for the current year.

         (Loss) before tax for the year ended November 30, 1997 on the AC business aggregated $4,111,000.

         In February 1998, subsequent to the end of the Company's current fiscal year, AC Automotive issued additional shares to certain individuals and an entity affiliated with the Company's President for aggregate cash of $6,776, thereby diluting the Company's ownership in this subsidiary to 20%. See Note 18b of Notes to the Financial Statements for additional information.

Consolidated

         For the year ended November 30, 1997, the Company reported a net loss of $4,455,400 or $1.59 per share. For the year ended November 30, 1996, the Company reported a net loss of $600,622 or $.25 per share.

Liquidity and Capital Resources

         Due to the nature of the Company's business, namely contract leasing of motor vehicles which are fixed long-term assets, the balance sheet has been prepared on an unclassified basis. Accordingly, there is no classification of current assets and current liabilities. At November 30, 1997 and 1996, the Company's balance sheet reflected cash of $77,000 and $251,000, respectively, accounts receivable of

$2,002,000 and $2,022,000, respectively, and total assets of $40,301,000 and $33,690,000, respectively. The principal reason for the increase in total assets is an increase in contract hire vehicles available for lease.

         In December 1995, the Company completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of Common Stock, at $6,000 per unit for aggregate gross proceeds of $120,000 ($.24 per share).

         In April 1996 the Company successfully completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $2,166,000.

         The Company's total assets as of November 30, 1997 and 1996 include intangible assets of approximately $9,090,000 and $9,722,000, respectively. These intangible assets consist of the unamortized portion of the costs over net assets acquired in acquisitions, which are being amortized over periods ranging from 10 to 20 years. When adjusted for these intangible assets, the net tangible book value of the Company at November 30, 1997 and 1996 would be approximately $1,680,000 (negative) $2,235,000, respectively.

         During the years ended November 30, 1997 and 1996, the Company generated cash flows from operating activities aggregating approximately $1,572,000 and $489,000, respectively. Investing activities reflect uses of cash for the years ended November 30, 1997 and 1996 of $11,911,000 and $8,759,000,
respectively. These uses of cash are the result of the purchases of fixed assets (primarily revenue producing vehicles) net of the proceeds received from the sale of vehicles at lease expiration dates and the acquisition described above.

         In order to replenish its fleet of revenue producing vehicles, annually, the Company is required to purchase from 300 to 400 new vehicles at an average cost of approximately $25,000 each. At the time of purchase, the Company typically makes a cash deposit of approximately 10% and finances the balance. The Company has funding lines with several financing institutions for this purpose which aggregate approximately $23,677,500 at November 30, 1997. At November 30, 1997, there was approximately $18,342,000 outstanding under these lines. These lines are typically open for between 24 and 60 months depending on the terms, the most important term being the interest rate. Therefore, the principal amount of the Company's current credit lines is constantly changing. Since the Company's funding lines are asset based (secured by the vehicles purchased), there is generally no difficulty obtaining funding lines, however, the Company is continuously seeking to find the best terms and rates. Typically financing institutions authorize credit lines with a fixed interest rate, which line is to be open for a certain period of time. During the term of the line, the Company may draw down on such line in order to finance the purchase of vehicles to lease. When the time for drawing down on the line expires, the Company can no longer draw down on such line to finance additional vehicles, however, the amount drawn is repaid pursuant to the terms of such line.

         For the year ended November 30, 1997, the Company provided cash from financing activities ($10,208,000) primarily due to financing provided by bank lines of credit ($4,012,000) plus the increases in financing of new vehicles ($19,492,000) net of the amounts needed to reduce hire purchase contract financing ($12,185,000). For fiscal 1996, the Company provided cash from financing activities of approximately $9,240,000 primarily as a result of an IPO ($2,200,000) and the financing needed to acquire new vehicles ($11,500,000) net of the amounts utilized to pay hire purchase contract financing ($6,100,000).

         Other than the annual acquisitions of revenue producing vehicles as mentioned above, there are no material planned capital expenditures at the present time.

         The Company believes that its cash flow from operations, and its available funding lines for the acquisition of revenue producing vehicles will be sufficient for at least the ensuing 12 month period.

         This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate, "estimate," "expect," "intend," and similar expressions are intended to identify forward- looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers.

         The executive officers and directors of the Company are as follows:

         Name                       Age                       Position with the Company

         Alan Lubinsky              39                        President, Secretary, and Chairman of
                                                              the Board of Directors

         Ivan Averbuch              42                        Chief Financial Officer and
                                                              Treasurer

         Allan Edgar                51                        Director

         Ian Satill                 39                        Director

     Alan Lubinsky Mr. Lubinsky has been the President and a director of the Company since its inception in March 1995. Mr Lubinsky has been the President, Secretary and director of Pride, Inc since January 14, 1994. Mr. Lubinsky has been the Chairman and Managing Director of Pride Management Services, Plc ("PMS") since its inception in 1988. Mr. Lubinsky has been the Chairman and Managing Director of AC Car Group Limited since July 1996. Mr. Lubinsky has been the President, Chairman and director of AC Automotive Group, Inc. since its inception in 1996. Mr. Lubinsky has 19 years experience in the motor vehicle industry in positions of executive management.

     Ivan Averbuch Mr. Averbuch has been the Chief Financial Officer of the Company since December 1995. Mr. Averbuch was a director of the Company from December 1995 until February 1998. Mr. Averbuch has been the Chief Financial Officer of Pride, Inc. since December 1995. Mr. Averbuch has been the Financial Director of AC Car Group Limited since July 1996. Mr. Averbuch has been the Chief Financial Officer and Director of AC Automotive Group, Inc. since its inception in 1996. From September 1987 to November 1995, Mr. Averbuch was employed at Kessel Feinstein, a member firm of Grant Thorton International, an accounting firm. In January 1989, Mr. Averbuch was promoted to audit manager and appointed as a partner in October 1992.

     Allan Edgar Mr. Edgar has been a director of the Company since May 1997. Mr. Edgar has been a director of AC Automotive Group, Inc. since its inception in 1996. Mr. Edgar has been the Marketing Director of Hyatt Hotels & Resorts for Europe, Africa and the Middle East since 1990. Mr. Edgar has extensive experience in the automobile industry, including positions at Hertz Rent-a-Car, Volkswagen Interent, and Leyland Motor Corporation.

     Ian Satill Mr. Satill has been a director of the Company since February 1998. From June 1996 until present, Mr. Satill has been the Group Managing Director of Rustlers Management.

     The directors of the Company are elected annually by the stockholders and hold office until the next annual meeting of stockholders, or until their successors are elected and qualified. The executive officers are elected annually by the board of directors, serve at the discretion of the board of directors and hold office until their successors are elected and qualified. Vacancies on the board of directors may be filled by the remaining directors.

     As permitted under Delaware Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the directors to the Company or any of its stockholders for damages for breaches of their fiduciary duty as directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against directors and other types of stockholder litigation.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, the Company has been informed that all officers, directors or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1997 fiscal year, except Alan Lubinsky did not file a Form 4 with respect to the receipt of stock options in May 1997. Mr. Lubinsky has stated that he intends on filing a Form 5 to rectify the situation. Neither Ivan Averbuch nor Allan Edgar filed a Form 4 with respect to the receipt of stock options in May 1997. Messrs. Averbuch and Edgar have stated that they intend to file Form 5's to rectify the situation. The Company has no basis to believe that any other required filing by any of the above indicated individuals has not been made.

ITEM 10. EXECUTIVE COMPENSATION


Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by Pride Vehicle Contracts Limited during the years ended November 30, 1997, 1996 and 1995. The Company did not incur any compensation expenses during such period.

                                                 Summary Compensation Table

                                                     Annual Compensation

(a)                                 (b)               (c)              (d)                  (e)

Name and Principal                                                                          Other Annual
   Position  (1)                    Year              Salary($)         Bonus($)            Compensation($)(2)
-----------------------             ----              ---------         --------            ------------------

Alan Lubinsky                       1997              $176,000           -                   $30,000 (3)(4)
  President, Secretary              1996              $160,000           -                   $30,000
  and Chairman of the Board         1995              $137,750           -                   $30,000


     (1) All of the Company's administrative functions, including the payment of salaries, are performed by Pride Vehicle Contracts Limited, since the Company's operations run basically as one operation. The Company believes that it is easier and cost effective to operate in this manner. The Company plans on continuing this practice in the future.

     (2) Includes contributions to the Company's pension plan of $18,000 in each of 1997, 1996 and 1995, respectively, and the cost of an automobile and expenses of $12,000 annually.

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

     (4) In May 1997, Mr. Lubinsky received stock options under PAG's Senior Management Incentive Plan to purchase 43,234 shares at $2.54 per share. These options vest at the rate of 33 1/3% per annum commencing May 1998.

Stock Options

     The following table sets forth certain information concerning the grant of stock options made during the year ended November 30, 1997, under the Company's 1995 Senior Management Incentive Plan.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

====================================================================================================================================


                                                Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
             (a)                           (b)                      (c)                     (d)                       (e)
                                                                 % of Total
                                     # of Securities           Options/SAR's
                                        underlying               Granted to
                                      Options/SAR's             Employees in          Exercise or Base
             Name                       Granted(1)              Fiscal Year             Price ($/SH)            Expiration Date
------------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky (1)                                33,333     35.5%                          $5.50                    8/01/08
------------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky (2)                                43,234     46.1%                          $2.54                    5/29/02
------------------------------------------------------------------------------------------------------------------------------------
Ivan Averbuch (2)                                 8,647     9.2%                           $2.31                    5/29/10
------------------------------------------------------------------------------------------------------------------------------------
Allan Edgar (2)                                   8,647     9.2%                           $2.31                    5/29/10
====================================================================================================================================

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

(2) On May 30, 1997, the Company issued these options to Messrs. Lubinsky, Averbuch and Edgar pursuant to the terms of the Company's 1995 Senior Management Incentive Plan. These options vest at the rate of 33 1/3% per annum commencing May 30, 1998.

     The following table contains information with respect to employees of the Company concerning options held as of November 30, 1997

               AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

================================================================================================================================
             (a)                         (b)                     (c)                     (d)                      (e)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Value of
                                                                                      Number of             Unexercised In-
                                                                                     Unexercised               The-Money
                                                                                   Options/SAR's at          Options/SAR's
                                                                                      FY-End (#)             at FY-End($)
                                   Shares Acquired              Value                Exercisable/            Exercisable/
            Name                   on Exercise (#)           Realized($)            Unexercisable          Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky                             0                       0                 66,667/33,333                  0
================================================================================================================================

     (1) As of February 24, 1998, the average of the prior day's closing bid and ask price was $3.19. Since the exercise price of the Options ($5.50) is greater than the current average price, the Company believes the Options have no value.

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

     Unless otherwise indicated, the Management Plan is to be administered by the board of directors or a committee of the board, if one is appointed for this purpose (the board or such committee, as the case may be, shall be referred to in the following description as the "Administrator"). Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a director of the Company shall also be subject, in the event the persons serving as members of the Administrator of such plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Exchange Act, to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under a plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan. If any change is made in the stock subject to the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the board of directors, except that any amendment which would increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or would change the category of persons who can be eligible for awards under such plan must be approved by affirmative vote of a majority of stockholders entitled to vote. The Management Plan permits awards to be made thereunder until September 2005.

     Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements, as described below.

     Stock Options. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% stockholder") must be granted at an exercise price of at least 110% of the fair market value of the Common Stock on the date of the grant. The exercise price of the non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. Unless the Administrator determines otherwise, no ISO or non-ISO may be exercisable earlier than one year from the date of grant. ISOs may not be granted to persons who are not employees of the Company. ISOs granted to persons other than 10% stockholders may be exercisable for a period of up to ten years from the date of grant; ISOs granted to 10% stockholders may be exercisable for a period of up to five years from the date of grant. No individual may be granted ISOs that become exercisable in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,000. Non-ISOs may be exercisable for a period of up to 13 years from the date of grant. In connection with the Company's entering into an employment agreement with its president, Alan Lubinsky, Mr. Lubinsky received 100,000 stock options to purchase shares of Common Stock. See "Management - Employment Agreement."

     In May 1997, Mr. Lubinsky, Mr. Averbuch and Mr. Edgar were issued 43,234, 8,647 and 8,647 options, respectively, to purchase shares of the Company's Common Stock pursuant to the Company's Senior Management Incentive Plan.

     In January 1998, Mr. Lubinsky, Mr. Averbuch and Mr. Edgar were issued 29,137, 5,000 and 5,000 options, respectively, to purchase shares of the Company's Common Stock pursuant to the Company's Senior Management Incentive Plan.

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

ITEM 11.          PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information at February 24, 1998, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each director; (iii) and by all officers and directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

                                                              Number of                        Percentage of
Name                                                          Shares                           Share Ownership

Pride, Inc.                                                   1,500,000                        53.1%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Alan Lubinsky (1)                                              1,566,667                       54.2%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Ivan Averbuch                                                         -                         *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Allan Edgar                                                           -                         *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England




Ian Satill                                                            -                         *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

All officers and
Directors as a group
 (4 persons) (1)(2)(3)                                           1,566,667                        54.2%



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

     (2) Includes shares issuable upon the exercise of options granted to Mr. Lubinsky (i) pursuant to the terms of his employment agreement.


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

         In July 1995, PMS entered into a loan agreement with the Company's president, whereby PMS borrowed approximately $232,500. The loan is payable on demand and accrues interest at the rate of 2.5% over the Midland Bank base rate. The principal balance of such loan was $117,034, which was paid in April 1996.

         In December 1995, the Company consummated a private placement offering, whereby the Company sold 20 units, each unit comprised 25,000 shares of Common Stock at a purchase price of $6,000 per unit.

         In April 1996, the Company consummated an initial public offering, whereby the Company sold 950,000 shares of its common stock at a purchase price of $5.00 per share and 2,000,000 redeemable common stock purchase warrants at a price of $0.10 per warrant. The warrants are exercisable at a price of $5.75 per share, subject to adjustment, beginning April 24, 1997 and expiring April 23, 2001. In connection therewith, the Company also granted to the underwriter of the offering a warrant to purchase 95,000 shares of the Company's common stock at a purchase price of $7.50 and 200,000 redeemable common stock purchase warrants at a purchase price of $0.15 per warrant, each warrant exercisable to purchase one share of common stock at a purchase price of $7.50 per share. Other than with respect to the exercise price, the terms of the warrants granted to the underwriter are identical to those described above. The Company's securities are currently traded on the Nasdaq SmallCap Stock Exchange and the Boston Exchange.

         In November 1996, the Company, through its subsidiary AC Automotive Group, Inc., purchased all the assets of AC Cars Limited and Autokraft Limited.

         In December 1996, the Company consummated a private placement offering, whereby the Company sold 18.5 units, each unit comprised of a 10% promissory note in the amount of 10,000 shares of Common Stock at a purchase price of $100,000 per unit. In connection with such offering, AC sold an aggregate of 1,028,700 shares to three affiliates of the Underwriter for aggregate consideration of $1,030. Such persons currently own an aggregate of 14% of the capital stock of AC. In addition, the Underwriter loaned the Company the sum of $100,000, $71,000 of which remains outstanding.

     On February 17, 1998 the Company received a letter from NASDAQ informing the Company that it did not comply with recently amended NASDAQ continued listing criteria which required the Company to have minimum net tangible assets of at least $2,000,000, two independent directors and an audit committee, a majority of which are independent directors. The Company was granted until February 23, 1998 to comply with such requirements.

     On February 12, 1998, the Board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,633,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President, Chief Executive Officer and a Director of the Company and AC Automotive Group, Inc., for aggregate consideration of $6,633. In addition, on such date AC Automotive Group, Inc. authorized the issuance of 176,520, 176,520 and 88,260 shares of its common stock to Beth-Anne Kinsley, Victor and Marion Durchhalter and Bridget Staff, respectively, for consideration of $177, $177 and $89, respectively. Beth-Anne Kinsley, Victor and Marion Durchhalter and Bridget Staff were all prior shareholders of AC Automotive Group, Inc. and are all associated persons of Mason Hill & Co., Inc., the broker/dealer which effected the initial public offering of the Company's securities and the subsequent private offering of the Company's securities, the proceeds from which (the private offering) were utilized by the Company to complete the AC asset acquisition.

     The foregoing issuance of shares reduced the ownership of AC Automotive Group, Inc. by the Company to under 50%. Accordingly, future financial statements of the Company will be issued on an unconsolidated basis. Footnote 18 to the Company's Financial Statements has been prepared to show the effect of the share issuance described herein. See "Financial Statements."

     On February 25, 1998 Ivan Averbuch resigned as a Director of the Company and on the same date the board of directors elected Ian Satill, to fill such vacancy.

     On February 25, 1998, the Board of Directors resolved to form an audit committee in order to comply with current Nasdaq corporate governance requirements. The Audit Committee is comprised of the three directors of the Company, two of whom (Ian Satill and Allan Edgar) are believed by the Board of Directors to be independent.

     Although the Company is of the belief that it is now in compliance with Nasdaq requirements for a continued listing of its securities on the Nasdaq SmallCap system, there can be no assurance that it is correct in such belief. The Company expects to receive a ruling from Nasdaq shortly on its listing compliance.

     For a description of the Company's employment agreements, see "Executive Compensation - Employment Agreements."

     All future transactions between the Company and any officer, director or 5% stockholder will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent disinterested directors of the Company.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

                  1)       Independent Auditors Reports                                                   F-1
                  2)       Balance Sheets                                                                 F-2
                  3)       Statements of Operations                                                       F-3
                  4)       Statement of Stockholders' Equity                                              F-4
                  5)       Statements of Cash Flows                                                       F-5
                  6)       Notes to Financial Statements                                                  F-6

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


                                       40

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 1998.


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




/s/ Alan Lubinsky                   President, Secretary and Chairman                            2/27/98
ALAN LUBINSKY                       of the Board of Directors (Principal                         Date
                                    Executive Officer)


/s/ Ivan Averbuch                   Chief Financial Officer,                                      2/27/98
IVAN AVERBUCH                       Vice President and Treasurer                                  Date



/s/ Allan Edgar                     Director                                                      2/27/98
ALLAN EDGAR                                                                                       Date



/s/ Ian Satill                      Director                                                      2/27/98
IAN SATILL                                                                                        Date


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    Page Nos

Independent Auditors' Report                                                                                      F - 2

Financial Statements:
    Consolidated Balance Sheets as of November 30, 1997 and 1996                                                  F - 3
    Consolidated Statements of Operations for the Years Ended November 30, 1997 and 1996                          F - 4

    Consolidated Statement of Changes in Shareholders' Equity for the Two Years in the
    Period Ended November 30, 1997                                                                                F - 5

    Consolidated Statements of Cash Flows for the Years Ended November 30, 1997 and 1996                          F - 6


Notes to Consolidated Financial Statements                                                                        F - 7

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Pride Automotive Group, Inc. and subsidiaries as of November 30, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended November 30, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the above mentioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of November 30, 1997 and 1996 and the results of their operations for the two years in the period ended November 30, 1997 in conformity with accounting principles generally accepted in the United States of America.

Our audits also include the translation of British pounds into United States dollars for amounts included in the consolidated financial statements. In our opinion, such translation has been made in conformity with the basis stated in
Note 2(h) of the notes to the consolidated financial statements.













MARBEL ARCH HOUSE
66-68 SEYMOUR STREET
LONDON W1H 5AH                                             CIVVALS
UNITED KINGDOM            FEBRUARY 20, 1998                CHARTERED ACCOUNTANTS

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              - ASSETS (Note 6a) -

                                                                                                         November 30,
                                                                                                      1997            1996
                                                                                              ---------------- -----------

ASSETS:
  Cash and cash equivalents                                                                     $       77,354    $     250,699
  Accounts receivable - net (Notes 2c and 3)                                                         2,002,365        2,022,011
  Inventories (Note 2d)                                                                              1,248,360        1,022,655
  Property, revenue producing vehicles and equipment - net
    (Notes 2e, 4, 6b and 7)                                                                         27,882,350       20,671,854
  Intangible assets - net (Note 2f)                                                                  9,090,156        9,722,363
                                                                                                 -------------   --------------
TOTAL ASSETS                                                                                       $40,300,585      $33,689,582
                                                                                                   ===========      ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
  Bank line of credit (Note 6a)                                                                   $  6,976,699    $   2,964,465
  Accounts payable                                                                                   1,758,764          624,953
  Accrued liabilities and expenses (Note 5)                                                            865,977          490,915
  Bank debt (Note 6b)                                                                                  695,782        1,002,571
  Obligations under hire purchase contracts (Note 7)                                                18,341,778       11,034,951
  Other liabilities (Note 8)                                                                            52,707           33,560
  Acquisition debt payable (Note 9)                                                                  4,198,500        5,098,470
                                                                                                 -------------    -------------
TOTAL LIABILITIES                                                                                   32,890,207       21,249,885
                                                                                                  ------------     ------------

MINORITY INTEREST IN SUBSIDIARY (Note 16)                                                              -                482,486
                                                                                          --------------------   --------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)

SHAREHOLDERS' EQUITY (Notes 10 and 11):
  Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
    or outstanding                                                                                     -                -
  Common stock, $.001 par value, 10,000,000 shares authorized 2,822,500
    and 2,652,500 shares issued and outstanding in 1997 and 1996, respectively                           2,823            2,653
  Additional paid-in capital                                                                        13,582,795       13,487,388
  Deferred financing costs (Note 10)                                                                  (141,500)         -
  Retained earnings (deficit)                                                                       (5,857,987)      (1,402,587)
  Foreign currency translation (Note 2h)                                                              (175,753)        (130,243)
                                                                                                --------------   --------------
TOTAL SHAREHOLDERS' EQUITY                                                                           7,410,378       11,957,211
                                                                                                 -------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $40,300,585      $33,689,582
                                                                                                   ===========      ===========


                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       November 30,
                                                                                                      1997            1996
                                                                                              ---------------- -----------

REVENUES (Notes 2i and 13):
  Contract hire income                                                                            $  8,410,366     $  6,286,677
  Sale of vehicles                                                                                   7,090,027        5,839,080
  Fleet management and other income                                                                  1,076,650          758,261
  Service and spare parts revenue                                                                      180,990          -
  Other income (Note 15a)                                                                              701,242             -
                                                                                                ----------------------------
TOTAL REVENUE                                                                                       17,459,275       12,884,018
                                                                                                  ------------     ------------

COSTS AND EXPENSES:
  Cost of sales                                                                                     10,336,360        7,946,686
  Depreciation                                                                                       3,946,635        2,295,164
  General and administrative expenses                                                                3,540,130        1,802,111
  Amortization of goodwill                                                                             632,207          634,813
  Interest and other financing costs                                                                 2,209,150          860,242
  Research and development                                                                             982,580          -
  Loss on sale of fixed assets (Note 4)                                                                753,933             -
                                                                                                ----------------------------
                                                                                                    22,400,995       13,539,016

LOSS BEFORE MINORITY INTERESTS                                                                      (4,941,720)        (654,998)

  Minority interest in net loss of consolidated subsidiaries (Note 16)                                 486,320           54,376
                                                                                                --------------  ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                              (4,455,400)        (600,622)

  Provision for income taxes (Notes 2g and 12)                                                         -                   -
                                                                                          ----------------------------------

NET LOSS                                                                                          $ (4,455,400)   $    (600,622)
                                                                                                  ============    =============

LOSS PER COMMON AND DILUTIVE COMMON
  EQUIVALENT SHARE (NOTE 2j):
    Net loss before minority interests                                                                  $(1.76)           $(.27)
    Minority interest in net loss of subsidiaries                                                          .17              .02
                                                                                                     ---------           ------

NET LOSS PER SHARE                                                                                      $(1.59)           $(.25)
                                                                                                       =======            =====

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING (Note 2j)                                                          2,801,075        2,405,760
                                                                                                   =========        =========




                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                        Additional     Deferred       Retained       Foreign        Total
                                           Common       Paid-in       Financing       Earnings      Currency      Shareholders'
                             Shares      Stock          Capital        Costs          (Deficit)    Translation       Equity
                          ----------- ------------ ---------------------------- ---------------    ------------------------
Balance at December 1,
1995                        1,560,000       $1,560     $11,741,922 $    -         $   (801,965)    $   609,349      $11,550,866

Private offering of
common stock (Note 10)        500,000          500         119,500      -              -               -                120,000

Shares and warrants sold
in initial public offering
(Note 10)                     592,500          593       2,165,336      -              -               -              2,165,929

Adjustment for minority
interest (Note 16)            -             -             (539,370)     -              -               -               (539,370)

Foreign currency
translation adjustment        -            -                  -                -       -              (739,592)        (739,592)

Net loss for the year ended
November 30, 1996             -            -                  -               -        (600,622)         -             (600,622)
                     ----------------  ----------------------------------------------------------- ------------------------------

Balance at
November 30, 1996           2,652,500        2,653      13,487,388     -            (1,402,587)       (130,243)      11,957,211

Private offering of
common stock (Note 10)        170,000          170          95,407     -               -               -                 95,577

Deferred financing
costs (Note 10)               -             -             -            (141,500)        -              -               (141,500)

Foreign currency
translation adjustment        -             -             -              -              -              (45,510)         (45,510)

Net loss for year ended
November 30, 1997             -              -                -                -      (4,455,400)         -          (4,455,400)
                       --------------  --------------------------------------------------------- ----------------  ------------

BALANCE AT
NOVEMBER 30, 1997           2,822,500       $2,823     $13,582,795    $(141,500)   $(5,857,987)      $(175,753)    $  7,410,378
                            =========       ======     ===========    =========    ===========       =========     ============

                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        November 30,
                                                                                                      1997            1996
                                                                                              ---------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                                     $  (4,455,400)   $    (600,622)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
     Minority interest in net loss of subsidiary                                                      (486,320)         (54,376)
     Depreciation and amortization                                                                   3,946,635        2,295,164
     Amortization of goodwill                                                                          632,207          634,813
     Deferred financing costs                                                                         (141,500)         -
     Loss (gain) on disposal of fixed assets                                                           753,933         (119,030)
     Provision for maintenance costs                                                                   -                (18,524)
  Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                                                         19,646         (599,753)
     (Increase) in inventories                                                                        (225,705)         (93,794)
     Increase (decrease) in accounts payable, accrued expenses and bank overdraft                    1,528,020         (955,172)
                                                                                               ---------------    -------------
     Net cash provided from operating activities                                                     1,571,516          488,706
                                                                                               ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                         (16,494,724)      (9,858,724)
  Acquisition of assets in new subsidiary                                                              -               (969,279)
  Proceeds from sale of fixed assets                                                                 4,583,660        2,068,601
                                                                                                --------------    -------------
  Net cash (utilized) by investing activities                                                      (11,911,064)      (8,759,402)
                                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank lines of credit                                                                               4,012,234        1,870,785
  Net proceeds from sale of stock                                                                       95,577        2,285,929
  Loans repaid to officers                                                                             -               (304,759)
  Payment of acquisition debt                                                                         (899,970)         -
  Principal payments of long term debt                                                                (306,789)         (67,921)
  Proceeds from hire purchase contract funding                                                      19,491,763       11,530,175
  Principal repayments of hire purchase contract funding                                           (12,184,936)      (6,073,790)
                                                                                                  ------------    -------------
  Net cash provided from financing activities                                                       10,207,879        9,240,419
                                                                                                 -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                (41,676)        (722,401)
                                                                                               ---------------   --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (173,345)         247,322

  Cash and cash equivalents, beginning of year                                                         250,699            3,377
                                                                                                -------------- ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                          $       77,354    $     250,699
                                                                                                ==============    =============

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

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996



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

               On November 29, 1996, the Company, through a newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock, and by loans. The acquisition was recorded using the purchase method of accounting.

               The following unaudited pro-forma results of operations, for the year ended November 30, 1996, assume the acquisition occurred as of March 1, 1996 (amounts in millions except per share data). The pro-forma financial information, which is only available beginning March 1, 1996, is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of March 1, 1996, nor are they necessarily indicative of future operating results. This is because AC Cars Limited and Autokraft Limited were in administrative receivership in the United Kingdom and this severely restricted the ability of the companies to manufacture and market their products. The Company has made the United States Securities and Exchange Commission aware of the fact that financial information is not available for prior periods.


                  Revenues                                                $14.2
                  Net loss                                                 (1.8)
                  Earnings per common share                               $(.75)


               See also Note 18b regarding Subsequent Events.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


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

               Due to the nature of the majority of the Company's business, contract leasing of motor vehicles (revenue producing assets) which are treated as non-current fixed assets, the balance sheet is reflected on an unclassified basis. Accordingly, current assets and current liabilities are not reflected separately on the face of the balance sheet.

               Certain reclassifications have been made to the 1996 financial statements to conform to the presentation used in 1997.

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

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


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

               As of November 30, 1997 and 1996 inventories consisted of the following:

                                                                                    1997              1996
                                                                               -------------     ---------

                               Cars held for resale                              $   132,369       $   124,932
                               Finished goods                                         90,784            75,510
                               Work-in-progress                                      502,500           684,305
                               Spare parts                                           522,707           137,908
                                                                                ------------      ------------
                                                                                  $1,248,360        $1,022,655

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

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (f)      Intangible Assets:

               Intangible assets consist primarily of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10-20 years on a straight-line basis. Accumulated amortization as of November 30, 1997 and 1996 aggregated $3,622,833 and $2,990,626, respectively.

               In November 1996, the Company acquired certain of the assets of AC Cars Limited and Autokraft Limited (see Note 1). The purchase price exceeded the tangible net assets acquired by $16,780. This amount was assigned to the brand name and is being amortized over 20 years on a straight-line basis.

               The Company periodically reviews the valuation and amortization of goodwill and other intangibles to determine possible impairment by evaluating events and circumstances that might indicate an inability to recover the carrying amount. Such evaluation is based on analysis, including profitability, projections and cash flows that incorporate the impact on existing Company business.

      (g)      Income Taxes:

               The Company conducts all of its operating activities in the United Kingdom (UK). As such, they are subject to taxation in the UK based upon that country's tax statutes. Under UK taxation rules, provision is made for taxation deferred as a result of material timing differences between the incidence of income and expenditures for taxation and accounting purposes, using the liability method, only to the extent that there is reasonable probability that a liability or asset will crystallize in the near future. See also Note 12 regarding SFAS No 109 - Accounting for Income Taxes.

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

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (i)      Income Recognition:

               Contract hire income of leased vehicles is recognized as operating leases over the period of the contract in accordance with SFAS No 13 - Accounting for Leases and the related amendments and interpretations. Income from the sale of previously leased vehicles is reflected at the time of sale of the vehicle. Fleet management revenues and miscellaneous income are reflected on the accrual basis over the term that the services are provided.

               The Company leases vehicles with terms generally ranging from two to four years. The following table shows the future minimum lease payments of existing leases to be received, net of related costs (see also Note 7):

                               November 30, 1998                                 $ 7,504,475
                               November 30, 1999                                   5,072,831
                               November 30, 2000                                   2,152,957
                               November 30, 2001                                     418,979
                                                                              --------------
               Total minimum lease payments receivable
               net of executory costs                                            $15,149,242

      (j)      Earnings (Loss) Per Share:

               Earnings per share are computed based upon the weighted average shares and common equivalent shares outstanding. The shares sold during the year ended November 30, 1996 in a private offering (see Note 10), have been treated as outstanding for all periods presented, in accordance with the guidelines of the Securities and Exchange Commission. Common stock equivalents have been excluded from the computation since the results would be anti-dilutive.

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128 - Earnings Per Share ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending November 30, 1998, and accordingly restate prior periods, as early adoption is not permitted. SFAS 128 is not expected to materially differ from primary or fully diluted earnings per share as previously reported.

      (k)      Cash and Cash Equivalents:

               For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (l)      Stock Based Compensation:

               SFAS No. 123 "Accounting for Stock Based Compensation", effective December 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS No. 123. No compensation expense is recognized pursuant to the Company's stock option plans under SFAS No. 123 which is consistent with prior treatment under APB No. 25.

      (m)      New Accounting Pronouncements:

               SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. The Company will adopt these standards effective for the year ending November 30, 1998.

               See also Earnings (Loss) Per Share.

      (n)      Impact of the Year 2000 Issue:

               The year 2000 issue is the result of computer programs being written using two digits rather than four to designate the applicable year. Accordingly, any of the Company's computer programs that utilize date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

               The Company had already planned on upgrading its computer software to increase operational efficiencies and information analysis. In conjunction with this upgrade, the Company will ensure that the new systems properly utilize dates that go beyond December 31, 1999. The cost of this upgrade project, as it relates to the Year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

NOTE   3   -   ACCOUNTS RECEIVABLE:

               Accounts receivable consist of the following:
                                                                                  1997                1996
               Trade receivables -  net of allowance for doubtful
                    accounts of $80,486 and $0, for 1997 and 1996,
                    respectively                                                 $   639,109        $1,192,949
               Lease maintenance receivables                                         943,261           330,902
               Value added tax                                                       138,555           102,114
               Due from related companies                                             83,219            95,125
               Other                                                                 198,221           300,921
                                                                                ------------      ------------
                                                                                  $2,002,365        $2,022,011

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 4 - FIXED ASSETS AND DEPRECIATION:

               Fixed assets consist of the following:

                                                                                  1997                1996
                                                                            ----------------   -----------

               Buildings and improvements                                      $     820,160      $  1,719,415
               Revenue producing vehicles                                         27,612,291        17,282,095
               Furniture, fixtures, plant and equipment                            4,670,067         4,641,388
               Aircraft                                                              -                 927,751
                                                                        --------------------   ---------------
                                                                                  33,102,518        24,570,649
               Less:  accumulated depreciation (including
                      $4,263,115 and $3,388,495 of accumulated
                      depreciation on revenue producing vehicles,
                      for 1997 and 1996, respectively)                             5,220,168         3,898,795
                                                                               -------------     -------------
                                                                                 $27,882,350       $20,671,854

               Depreciation expense for the years ended November 30, 1997 and 1996 aggregated $3,946,635 and $2,295,164, respectively.

               One of the buildings owned by Pride Management was being leased to an unrelated party at an annual rent of approximately $80,000 per annum. In November 1997, the tenant exercised an option to purchase the building for approximately $400,000.


NOTE   5   -   ACCRUED LIABILITIES AND EXPENSES:

               Accrued liabilities and expenses consist of the following:

                                                                                     1997             1996
                                                                                 -----------       -------

               Taxes other than income taxes                                        $438,289          $418,082
               Miscellaneous accrued expenses                                        427,688            72,833
                                                                                   ---------        ----------
                                                                                    $865,977          $490,915
                                                                                    ========          ========

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 6 - BANK LOANS/LINE OF CREDIT:

(a) As of August 31, 1997, the Company's line of credit with its bank expired. In February 1998, subsequent to the balance sheet date, the Company entered into a new agreement with the bank. This new line of credit of $7,202,500, is payable on demand and is secured by all assets of the Company other than building and revenue-producing vehicles which are already pledged (see Notes 6b and 7). Interest is payable at rates between 2% and 4% in excess of the bank's base rate (7 1/2% at November 30, 1997). This facility has to be reduced by $837,500 by March 31, 1998 and a further $921,250 by December 31, 1998. The agreement is due for review in November 1998.

      (b) At November 30, 1997, other bank loans consisted of $695,782 payable at a rate of 3% in excess of the bank's base rate ($1,002,571 due to two banks at rates of 3% and 5% in excess of the banks' base rate as of November 30, 1996). This loan is secured by the freehold property (building) owned by Pride Management and its subsidiaries, and matures in 2017.

               The scheduled principal payments of this bank debt as of November 30, 1997 are as follows:

               For the Year Ended November 30,

                      1998                               $  84,058
                      1999                                  84,058
                      2000                                  84,058
                      2001                                  84,058
                      2002                                  84,058
                      Thereafter                           275,492
                                                          --------
                                                          $695,782

NOTE 7 - HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING:

               The Company has funding lines with several financing institutions in the United Kingdom in the aggregate amount of approximately $23,667,500 as of November 30, 1997. These funding lines are utilized to acquire revenue producing vehicles, which vehicles collateralize the outstanding obligations.

               Assets (revenue producing vehicles) obtained under hire purchase contracts are capitalized as fixed assets and depreciated over their useful lives. The obligations under such agreements, which mature at various dates within five years from inception, are reflected separately on the balance sheet net of finance charges which are charged to the periods to which they apply. At November 30, 1997, obligations under hire purchase contracts are as follows:

               For the Year Ended November 30,

                      1998                             $ 8,860,849
                      1999                               7,060,375
                      2000                               2,372,636
                      2001                                  47,918
                                                    --------------
                                                       $18,341,778

               The annual interest rates on these obligations range from 9% to 11%.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 8 - OTHER LIABILITIES:

               At November 30, 1997 and 1996 other liabilities consisted of $52,707 and $33,560, respectively, due to other creditors at interest rates approximating the current market rates and are repayable on a demand basis.


NOTE   9   -   ACQUISITION DEBT PAYABLE:

               Acquisition debt payable (see Note 1) consists of the following:

                                                                                    1997             1996
                                                                             ---------------    ---------
               Unsecured  notes  payable on demand after May 31, 1998;  interest payable quarterly at 2% above the
               base rate                                                             837,500           839,000

               Unsecured notes payable on demand after May 31,
               1998; interest payable at 10% per annum (see Note 10)               1,615,000           -

               Unsecured notes payable on demand after October 31,
               1999; interest payable quarterly at 8% per annum                   $1,675,000        $1,678,000

               Other short-term notes payable                                         71,000         2,581,470
                                                                               -------------       -----------
                                                                                  $4,198,500        $5,098,470


NOTE   10 -    COMMON STOCK/RECAPITALIZATION:

               In December 1995, the Company completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of common stock, at $6,000 per unit for aggregate gross proceeds of $120,000.

               In April 1996, the Company successfully completed an initial public offering ("IPO") of its common stock whereby it sold 592,500 shares of common stock at a price of $5.00 per share and 2,300,000 common stock purchase warrants at a price of $.10 per warrant. This offering yielded net proceeds of approximately $2,166,000.

               The warrants are exercisable at a price of $5.75 per share, subject to adjustment, one year from the date of the offering, for a period of four years. The warrants are redeemable by the Company at any time commencing one year from the date of its prospectus, upon 30 days notice, at a redemption price of $.05 per warrant.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 10 - COMMON STOCK/RECAPITALIZATION (Continued):

               In addition, the Company entered into a consulting agreement with one of the Underwriters as a financial consultant for a period of two years at a monthly fee of $2,500 payable in full at the closing of the offering. The Underwriters have also been granted warrants to acquire 95,000 shares of Common Stock and 200,000 warrants at 150% of the public offering prices or $7.50 per share and $.15 per Warrant, respectively.

               In 1997, the Company completed a private placement of 17 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for an aggregate price of $100,000 per unit. The notes are payable on the earlier of 18 months from the date of issuance or a closing of an underwritten public offering of the Company's (or any of its subsidiaries) securities (see Note 18a). The promissory notes are classified as acquisition debt (see also Note 9).

               The Company has reflected deferred financing costs based upon the difference between the deemed fair value of the shares and the market value at the time of issuance. These costs will be recognized as additional interest expense over the term of the notes.


NOTE  11  -    STOCK OPTION PLANS:

               In September 1995, the board of directors adopted the 1995 Senior Management Incentive Plan (the "Management Plan") which was adopted by shareholder consent. The Plan provides for the issuance of up to 300,000 shares of the Company's common stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees.

               During the year ended November 30, 1996, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $5.50 per share (fair value of $2.60), none of which has been exercised to date. These options are exercisable over a five-year period pursuant to a three-year vesting schedule (331/3% per annum) beginning in August 1996.

               In May 1997, the Company granted an aggregate of 60,528 options to three employees exercisable at $2.54 per share. These options vest at the rate of 331/3% per annum commencing May 1998.

               The Company applies APB 25 and related Interpretations in accounting for the Management Plan. Accordingly, no compensation cost has been recognized for the Management Plan. Had compensation cost of the Management Plan been determined using the fair value-based method, as defined in SFAS 123 (see Note
               2m), the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                                    1997              1996
                                                                             ---------------      --------
Net earnings (loss):
                        As reported                                              $(4,455,400)        $(600,622)
                        Pro forma                                                 (4,745,000)         (906,622)
                      Earnings (loss) per share:
                        As reported                                                    (1.59)             (.25)
                        Pro forma                                                      (1.69)             (.38)

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 11 - STOCK OPTION PLANS (Continued):

               The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996; respectively; expected volatility of 1.2% and 1.1%, respectively; risk-free interest rate of 6.5%; and expected lives of 3 to 5 years.

               The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.


NOTE 12 - INCOME TAXES:

               The Company has available operating losses carryforwards for tax purposes aggregating approximately $5,028,000 as of November 30, 1997, which may result in a deferred tax asset. The Company has recognized this asset but has provided a valuation allowance for the full amount since there is no assurance that such losses will be utilized in the near future.

               The components of the deferred tax asset, pursuant to SFAS No. 109, as of November 30, 1997 and 1996, respectively, are as follows:

                                                                                    1997                1996
                                                                             ---------------        --------

                      Operating loss carryforward                                 $1,709,000          $ 52,000
                      Valuation allowance                                         (1,709,000)          (52,000)
                                                                                 -----------         ---------
                                                                           $         -           $     -
                                                                           =================     =======



NOTE 13 - ECONOMIC DEPENDENCY:

               For the years ended November 30, 1997 and 1996, the Company had two unaffiliated customers, which accounted for an aggregate of approximately 17% (1996 - 17%) and 7% (1996 - 12%) respectively, of the Company's total revenues.

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

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996



NOTE 14 - PENSION PLAN:

               PMS and its' subsidiaries have a fully insured defined contribution plan for all of its eligible employees. Contributions to the plan, which are discretionary, for the years ended November 30, 1997 and 1996 amounted to $65,726 and $33,264, respectively.


NOTE 15 - COMMITMENTS:

      (a)      Leases:

               In November 1996, the Company entered into a one-year lease agreement for the manufacturing facility being utilized for its new subsidiary at a cost of approximately $54,000 per month, with an option to purchase this facility at a cost of $8,700,000, through August 1997. In August 1997, the Company sold this option to purchase for $673,750 and negotiated a new lease for a smaller portion of this facility at an approximate cost of $31,000 per month.

      (b)      Employment Agreements:

               In August 1995, the Company entered into an employment agreement with its President/Chairman of the Board of Directors. This three-year agreement provides for an annual salary of $160,000 with annual escalations of 10% and also contains certain non-compete restrictions. This employee was also granted 100,000 stock options (see Note 11).

               In September 1995, the Company entered into an employment agreement with an officer/director for a period of twenty-four months commencing December 1, 1995. This agreement is automatically extendable for a further twenty four-month period subject to review by the Board of Directors. For the year ended November 30, 1997, the annual salary amounted to $71,000

      (c)      Rental Income:

               The Company leased one of its owned facilities to an unaffiliated company for an annual rental of approximately $80,000 per annum. The annual cost of servicing the mortgage and real estate taxes on this building was approximately $70,000. In November 1997, this property was sold for $400,000 (see Note 4).

                 PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 16 - MINORITY INTEREST IN SUBSIDIARIES:

               The Company owns 70% of AC Automotive Group, Inc. ("AC Group") - see Note 1. As of November 30, 1996, the Company reflected a charge of $539,370 to additional paid-in capital in order to properly reflect the minority interest liability at $482,486. For the year ended November 30, 1997, losses applicable to the minority shareholder exceeded its interest, accordingly, such losses were charged against the operations of the Company. Future earnings attributable to the minority interests, if any, will first be credited to the operations of the Company to the extent that such losses were previously absorbed by the Company (see also Note 18b).


NOTE 17 - BUSINESS SEGMENT INFORMATION:

               The Company's operations have been classified into two business segments; Contract Hire and Leasing and Automobile Manufacture. The Contract Hire and Leasing is the business of Pride Management Services Plc and its subsidiaries and utilizes the resale of automobiles at the end of the contracts. The Automobile manufacturer is the business of AC Car Group Limited. This segment began operations in December 1996.

               Summarized financial information by business segment for the years ended November 30, 1997 and 1996 is as follows:

                                                                                   1997               1996
                                                                            ----------------   -----------
                      Revenue:
                        Pride Management Services Plc                            $16,249,338       $12,884,018
                        AC Car Group Limited                                       1,209,937            -
                                                                               --------------------------
                                                                                 $17,459,275       $12,884,018
                      Income (Loss) Before Minority Interests:
                        Pride Management Services Plc                          $    (830,056)    $    (654,998)
                        AC Car Group Limited                                      (4,111,664)            -
                                                                               ------------- -------------
                                                                                $ (4,941,720)    $    (654,998)
                                                                                ============     =============
                      Total Assets:
                        Pride Management Services Plc                            $35,686,989       $27,680,689
                        AC Car Group Limited                                       4,613,596         6,008,893
                                                                               -------------    --------------
                                                                                 $40,300,585       $33,689,582
                      Depreciation and Amortization:
                        Pride Management Services Plc                           $  4,155,846      $  2,929,977
                        AC Car Group Limited                                         422,996             -
                                                                              ----------------------------
                                                                                $  4,578,842       $ 2,929,977
                                                                                ============       ===========
                      Capital Expenditures:
                        Pride Management Services Plc                            $15,298,608       $ 8,002,360
                        AC Car Group Limited                                       1,196,116         1,856,364
                                                                               -------------     -------------
                                                                                 $16,494,724      $  9,858,724
                                                                                 ===========      ============


                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE 18 - SUBSEQUENT EVENTS:

      (a) In January 1998, the Company filed a Form SB-2 with the Securities and Exchange Commission, registering for the sale of 1,000,000 shares of common stock. The estimated net proceeds from this offering is expected to be $4,100,000. The Company intends to use these proceeds to repay existing debt.


      (b) In February 1998, AC Automotive issued additional shares to certain individuals and an entity affiliated with the Company's President for aggregate cash of $7,076, thereby diluting the Company's ownership in this subsidiary to 20%. The following condensed pro-forma balance sheet assumes this dilution occurred as of November 30, 1997:

                      Assets:
                          Cash                                                $       76,516
                          Accounts receivable - net                                4,200,035
                          Inventory                                                  132,369
                          Fixed assets - net                                      24,489,646
                          Intangible assets - net                                  9,074,865
                          Investment in affiliate                                  1,800,000
                                                                               -------------
                                                                                 $39,773,431

                      Liabilities and Shareholder's Equity:
                          Bank line of credit                                   $  5,297,687
                          Accounts payable and accrued expenses                    2,022,057
                          Bank debt                                                  695,782
                          Obligations under hire purchase contracts               18,341,778
                          Loans payable                                            1,738,703
                          Shareholders' equity                                    11,677,424
                                                                                ------------
                                                                                 $39,773,431


               The following pro forma statement of operations assumes the disposition occurred at the beginning of the year ended November 30, 1997:

                          Revenue                              $16,249,338
                          Expenses                              17,079,394
                          Net loss                                (830,056)
                          Loss per share                              (.30)

               The pro-forma financial information is not necessarily indicative of the results that would have occurred had this dilution occurred as of the dates indicated above nor are they necessarily indicative of future operating results.