Form 10KSB/A
period 1997-11-30
PRIDE AUTOMOTIVE GROUP INC
filed 1998-02-27
CIK 1004124

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


     Income (loss) before taxes for the years ended November 30, 1997 and 1996, prior to amortization of goodwill for the period ($632,000 and $635,000, respectively) and extraordinary loss on sale of fixed assets of $455,000 aggregated $256,000 and ($20,000), respectively.

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


     Ian Satill Mr. Satill has been a director of the Company since February 1998. From June 1996 until present, Mr. Satill has been the Group Managing Director of Rustlers Food Group Pty Ltd.


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