Form 10QSB
period 1998-02-28
PRIDE AUTOMOTIVE GROUP INC
filed 1998-04-14
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended February 28, 1998

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.001 par value. 2,822,500 shares outstanding as of February 28, 1998.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                          Page(s)

     PART I. Financial Information:

     ITEM 1. Financial Statements
     Consolidated  Condensed  Balance  Sheets - February  28,  1998  (Unaudited)
and November 30, 1997                                                                     3.

     Consolidated  Condensed  Statements of Operations  (Unaudited) Three Months
Ended February 28, 1998 and February 29, 1997                                             4.

     Consolidated  Condensed  Statements of Cash Flows  (Unaudited) Three Months
Ended February 28, 1998 and February 29, 1997                                             5.

     Notes to Interim Consolidated Condensed Financial Statements (Unaudited)             6.


     ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations                                                                     9.


     PART II. Other Information                                                           12.


      SIGNATURES                                                                          13.


     EXHIBITS: Exhibit 27 - Financial Data Schedule                                       14.

                                                                                                                       Page 2.

      PART 1.  Financial Information
      ITEM 1.  Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                    February 28,   November 30,
                                                                                                    1998           1997
                                                                                                    (unaudited)

      ASSETS:
Cash and cash equivalents ..........................................................................$   13,689     $   77,354
Accounts receivable ................................................................................ 4,243,377      2,002,365
Inventories ........................................................................................   179,268      1,248,360
Property, revenue producing vehicles and equipment - net (Note 2) ..................................25,570,847     27,882,350
Intangible assets - net (Note 3) ................................................................... 8,917,186      9,090,156
Investment in affiliate ............................................................................ 1,800,000          --
                                                                                                    ----------   ------------

TOTAL ASSETS .......................................................................................$40,724,367    $ 40,300,585
                                                                                                    ============   ============

- LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
Bank overdraft line of credit ......................................................................$ 5,489,924    $ 6,976,699
Accounts payable                                                                                      1,567,040      1,758,764
Accrued liabilities and expenses ...................................................................    724,116        865,977
Bank debt ..........................................................................................    677,900        695,782
Obligations under hire purchase contracts .......................................................... 18,441,373     18,341,778
Other loans ........................................................................................  1,686,000      4,198,500
Other liabilities ..................................................................................    222,310         52,707
                                                                                                    -----------   ------------

TOTAL LIABILITIES .................................................................................. 28,808,663     32,890,207
                                                                                                     ----------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 5):
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued or outstanding- ........................................................................     --            --
Common stock, $.001 par value, 10,000,000 shares authorized;
2,822,500 shares issued and outstanding at 1998 and 1997,
respectively .......................................................................................     2,823           2,823
Additional paid-in capital ........................................................................ 14,122,165      13,582,795
Deferred financing costs ...........................................................................  (123,750)      (141,500)
Retained earnings (deficit) ........................................................................(2,289,844)    (5,857,987)
Foreign currency translation .......................................................................   204,310       (175,753)
                                                                                                    -----------   ------------

TOTAL SHAREHOLDERS' EQUITY .........................................................................11,915,704       7,410,378
                                                                                                    ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................................$40,724,367   $ 40,300,585
                                                                                                    ===========   ============

        See notes to interim consolidated condensed financial statements

                                    Page 3.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    For the Three Months Ended
                                                                           February 28,
                                                                    1998             1997
                                                                    ---------------  ---------

REVENUE:
Contract hire income .............................................   $ 2,441,865     $ 1,652,484
Sale of contract hire vehicles ...................................       817,112       1,731,816
Sale of vehicles - AC Cars (Note 1) ..............................   --                  202,563
Fleet management and other income ................................       321,994         207,420
                                                                     -----------     ------------
                                                                       3,580,971       3,794,283

EXPENSES:
Cost of sales - contract hire ....................................     2,552,543       2,843,212
Cost of sales - AC Cars ..........................................   --                  144,022
General and administrative expenses - contract hire ..............       489,586         376,027
General and administrative expenses - AC Cars ....................   --                  543,238
Amortization of intangible assets - contract hire ................       157,680         157,680
Amortization of intangible assets - AC Cars ......................   --                   10,319
Interest expenses and other - contract hire ......................       575,809         279,311
Interest expenses and other - AC Cars ............................   --                   78,382
                                                                     -----------     ------------
                                                                       3,775,618       4,432,191

LOSS BEFORE MINORITY INTERESTS ...................................     (194,647)       (637,908)

Minority interests in net loss of consolidated subsidiary (Note 1)   --                  226,395
                                                                     -----------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ...........................     (194,647)       (411,513)

Provision (credit) for income taxes                                  --                   --
                                                                     -----------     ------------

NET LOSS .........................................................   $ (194,647)      $(411,513)
                                                                     ===========     ============


LOSS PER COMMON SHARE (Note 5):
Net loss before minority interest ................................   $ (.07)         $ (.23)
Minority interest in net loss of subsidiary ......................   --                 .08
                                                                  --------------     ------------
                                                                     $ (.07)         $ (.15)
                                                                  ==============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 5) ......................................     2,822,500      2,759,167
                                                                  ==============     ============

        See notes to interim consolidated condensed financial statements


                                     Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               For the Three Months Ended
                                                                                                      February 28,
                                                                                               1998                     1997
                                                                                          --------------           ---------

      CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................................    $ (194,647)              $ (411,513)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
Minority interest in net loss of subsidiary ..........................................                               (226,395)
Depreciation and amortization ........................................................     1,071,956                   837,328
Amortization of goodwil1 .............................................................        57,680                   148,683
Loss (gain) on disposal of fixed assets ..............................................        41,354                   (28,470)
Deferred financing costs .............................................................        17,750                      --
Changes in assets and liabilities:
(Increase) decrease in accounts receivable ...........................................       130,413                   (43,342)
(Increase) in inventories ............................................................       (46,899)                 (276,261)
Increase in accounts payable, accrued expenses and other liabilities .................       438,706                   352,781
                                                                                         -----------               -----------
Net cash provided from operating activities ..........................................     1,442,558                   526,566
                                                                                         -----------               -----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of revenue producing assets .................................................    (3,104,557)               (2,918,307)
Proceeds from sale of fixed assets ...................................................       909,207                   517,139
                                                                                         -----------               -----------
Net cash (utilized) by investing activities ..........................................    (2,195,350)               (2,401,168)

      CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank lines of credit ...............................................       192,237                   770,818
Proceeds from sale of common stock and warrants ......................................          --                      80,900
Costs associated with initial public offering ........................................          --                      (2,038)
Principal payments of long-term debt .................................................       (17,882)                   (6,679)
Payment of other debt ................................................................          --                     (80,000)
Proceeds from hire purchase contract funding .........................................     3,154,590                 3,701,474
Principal repayments of hire purchase contract funding ...............................    (2,748,385)               (3,090,658)
                                                                                         -----------               -----------
Net cash provided by financing activities ............................................       580,560                 1,373,817
                                                                                         -----------               -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .......................................              108,567                   276,330
                                                                                         -----------               -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................................       (63,665)                 (224,455)

Cash and cash equivalents, beginning of year .........................................        77,354                   250,699
                                                                                         -----------               -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................   $    13,689               $    26,244
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

     On February 12, 1998, the Board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc., for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. The foregoing issuance of shares has reduced the ownership of AC Automotive Group, Inc. by the Company to approximately 16%.

     Accordingly, the Company's investment in AC Automotive Group, Inc., is being reported under the cost method of accounting.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual report on Form 10-KSB for the year ended November 30, 1997, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.


                                     Page 6.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - DESCRIPTION OF COMPANY (Continued):

     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1998 and the results of its operations and cash flows for the three month periods ended February 28, 1998 and 1997.

     The results of operations for the three month periods ended February 28, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - FIXED ASSETS:

     Fixed assets consists of the following:

                                                            February 28,        November 30,
                                                            1998                1997
                                                            (unaudited)

Building and improvements                                   $   784,599         $   820,160
Revenue producing vehicles                                   29,551,013          27,612,291
Aircraft                                                         -                  927,561
Furniture, fixtures and machinery                               544,112           4,670,067
                                                            --------------      --------------
                                                             30,879,724          33,102,518
Less: accumulated depreciation                                5,308,877           5,220,168
                                                            -------------       -------------
                                                            $25,570,847         $27,882,350


NOTE 3 - INTANGIBLE ASSETS:

     Intangible assets consist of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Accumulated amortization as of February 28, 1998 and November 30, 1997 aggregated $3,780,512 and $3,622,833, respectively.

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


                                     Page 7.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 4 - LIABILITIES:

     Included in liabilities as of February 28, 1998, are amounts in the aggregate of $10,807,390 which are not due and payable until after February 28, 1999. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


NOTE 5 - EARNINGS (LOSS) PER SHARE:

     The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method of calculating earnings (loss) per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings (loss) per share on the face of the income statement. Prior period earnings (loss) per share data has been restated in accordance with SFAS 128. Loss per common share is computed by dividing the net loss by the weighted average number of common shares and common equivalent shares outstanding during each period.

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

     In December 1995, the Company consummated a private placement offering of common stock of 500,000 shares, which reduced Pride's ownership interest to 72.8%. In April 1996, the Company completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants at a price of $.10 each. The effect of the offering was to reduce Pride's ownership interest to 56.55%.

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

     On February 12, 1998, the Board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc., for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. The foregoing issuance of shares has reduced the ownership of AC Automotive Group, Inc. by the Company to approximately 16%.


                                     Page 9.

     Accordingly, the Company's investment in AC Automotive Group, Inc., is being reported under the cost method of accounting.

     The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of February 28, 1998 and November 30, 1997; (ii) Consolidated Condensed Statements of Operations for the Three Month Periods Ended February 28, 1998 and 1997 and (iii) Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended February 28, 1998 and 1997.

     Results of Operations - Contract Hire

     Contract hire and fleet management income increased by $903,955 when comparing the quarter ended February 28, 1998 to the quarter ended February 28, 1997. This 49% increase is due to the net growth in the fleet of 379 vehicles over the past year.

     Vehicle sales decreased by $914,704 when comparing the two quarters due to less contracts terminating and less sales of vehicles.

     During the quarter, 96 new contracts were written at an average rental of $695 per vehicle compared with 117 new contracts in the corresponding period in 1997 at an average rental of $525 per vehicle. The average monthly rental is dependent on the type of vehicle being rented and the terms of the contract.

     During the quarter, 37 vehicles were disposed on termination of contracts at an average profit of $734 per vehicle. During the corresponding quarter in 1997, 40 vehicles were disposed of at an average profit of $2,363 per vehicle. The average profit per vehicle on disposal is dependent on the type of vehicle sold and current market value of vehicles.

     As of February 28, 1998, 1,757 vehicles were under lease and management compared to 1,492 vehicles as at February 28, 1997.

     Costs of sales relating to sales of vehicles decreased from $1,614,633 to $789,954 when comparing the quarter ended February 28, 1998 with the quarter ended February 28, 1997. This decrease is due to less contracts terminating and a decrease in the sales of vehicles.

     Cost of sales, including depreciation, relating to contract hire and fleet management income increased from $1,228,579 to $1,762,589 or 43% when comparing the two quarters ended February 28, 1997 to 1998, respectively. This increase is in line with the 49% increase in contract hire and fleet management income. Cost of sales, including depreciation, as a percentage of contract hire and fleet management income decreased from 69.8% to 63.8%, when comparing the two quarters. This resulting increase in gross margin of approximately 6% has enabled the Company to absorb the increases in other overheads when comparing the results of the two quarters ended February 28, 1998 and 1997, respectively.

     General and administrative expenses increased by $113,559 when comparing the quarters ended February 28, 1998 and 1997, respectively. This increase of 30% is in line with the growth in contract hire income of 49% over the past year, and represents 13.67% of revenue as against 10.47% for the corresponding period.


                                    Page 10.

     Interest expense increased by $296,498 when comparing the two quarters ending February 28, 1998 and 1997, respectively. The reason for this increase is due to the significant growth in new business which requires increased funding, the cost of the increase in the bank overdraft line of credit utilized to fund the AC Car operations and additional working capital requirements to fund the growth.

     For the three months ended February 28, 1998 and 1997, the Company reported, prior to amortization of goodwill ($157,680 for both periods) losses from operations of $36,967 and $7,829, respectively, for the contract hire operations.

                                    Page 11.

PART II. OTHER INFORMATION

ITEM 1 -  Legal Proceedings.

          None.

ITEM 2 -  Changes in Securities.

          None.

ITEM 3 -  Defaults Upon Senior Securities.

          None.

ITEM 4 -  Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5 -  Other Information.

          None.

ITEM 6 -  Exhibits or Reports on Form 8-K.

          Exhibit 27 - Financial Data Schedule.

                                    Page 12.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    April 14, 1998                            PRIDE AUTOMOTIVE GROUP, INC.



                                                    By: /s/ Alan Lubinsky
                                                        Chief Executive Officer

















                                    Page 13.