Form 10QSB/A
period 1998-02-28
PRIDE AUTOMOTIVE GROUP INC
filed 1998-04-24
CIK 1004124

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


PART 1.  Financial Information
ITEM 1.  Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                February 28,        November 30,
                                                                                1998                1997
                                                                                (unaudited)

ASSETS:
 Cash and cash equivalents ..........................................................................   $     13,689    $     77,354
 Accounts receivable ................................................................................      4,243,377       2,002,365
 Inventories ........................................................................................        179,268       1,248,360
 Property, revenue producing vehicles and equipment - net (Note 2) ..................................     25,570,847      27,882,350
 Intangible assets - net (Note 3) ...................................................................      8,917,186       9,090,156
 Investment in affiliate ............................................................................      1,800,000            --
                                                                                                        ------------    ------------

TOTAL ASSETS                                                                                             $40,724,367    $ 40,300,585
                                                                                                        ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES  (Note 4):
 Bank overdraft line of credit ......................................................................   $  5,489,924    $  6,976,699
 Accounts payable ...................................................................................      1,567,040       1,758,764
 Accrued liabilities and expenses ...................................................................        724,116         865,977
 Bank debt ..........................................................................................        677,900         695,782
 Obligations under hire purchase contracts ..........................................................     18,441,373      18,341,778
 Other loans ........................................................................................      1,686,000       4,198,500
 Other liabilities ..................................................................................        222,310          52,707
                                                                                                        ------------    ------------

TOTAL LIABILITIES ...................................................................................     28,808,663      32,890,207
                                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY  (Note 5):
 Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued or outstanding                                                                                    --             --
 Common stock, $.001 par value, 10,000,000 shares authorized;
2,822,500 shares issued and outstanding at 1998 and 1997,
respectively                                                                                                   2,823           2,823
 Additional paid-in capital .........................................................................     14,122,165      13,582,795
 Deferred financing costs ...........................................................................       (123,750)      (141,500)
 Retained earnings (deficit) ........................................................................     (2,289,844)    (5,857,987)
 Foreign currency translation .......................................................................        204,310       (175,753)
                                                                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY ..........................................................................     11,915,704       7,410,378
                                                                                                        ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                               $40,724,367    $ 40,300,585
                                                                                                        ============    ============

        See notes to interim consolidated condensed financial statements

                                     Page 3.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       For the Three Months Ended
                                                                             February 28,
                                                                          1998             1997
                                                                    ---------------     ---------

REVENUE:
 Contract hire income .............................................   $ 2,441,865    $ 1,652,484
 Sale of contract hire vehicles ...................................       817,112      1,731,816
 Sale of vehicles - AC Cars (Note 1) ..............................          --          202,563
 Fleet management and other income - contract hire ................       321,994        106,420
 Other income - AC Cars ...........................................          --           42,000
                                                                      -----------    -----------
                                                                        3,580,971      3,735,283

EXPENSES:
 Cost of sales - contract hire ....................................     1,480,587      2,026,157
 Cost of sales - AC Cars ..........................................          --          172,178
 Depreciation - contract hire .....................................     1,071,956        817,054
 Depreciation - AC Cars ...........................................          --          109,269
 General and administrative expenses - contract hire ..............       489,586        376,027
 General and administrative expenses - AC Cars ....................          --          379,115
 Amortization of intangible assets - contract hire ................       157,680        157,680
 Amortization of intangible assets - AC Cars ......................          --              616
 Interest expenses and other - contract hire ......................       575,809        279,311
 Interest expenses and other - AC Cars ............................          --           78,382
 Research and development - AC Cars ...............................          --           81,912
                                                                      -----------    -----------
                                                                        3,775,618      4,477,701

LOSS BEFORE MINORITY INTERESTS ....................................      (194,647)      (742,418)

 Minority interests in net loss of consolidated subsidiary (Note 1)          --          173,073
                                                                      -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ............................      (194,647)      (569,345)

 Provision (credit) for income taxes ..............................          --             --
                                                                                     -----------

NET LOSS ..........................................................   $  (194,647)   $  (569,345)
                                                                      ===========    ===========


LOSS PER COMMON SHARE (Note 5):
 Net loss before minority interest ................................   $      (.07)   $      (.27)
 Minority interest in net loss of subsidiary ......................          --              .06
                                                                      -----------    -----------
                                                                      $      (.07)   $      (.21)
                                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Note 5) ......................................     2,822,500      2,759,167
                                                                      ===========    ===========



        See notes to interim consolidated condensed financial statements

                                     Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                            For the Three Months Ended
                                                                      February 28,
                                                               1998          1997
                                                            ------------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................   $  (194,647)   $  (569,345)
Adjustments  to reconcile net loss to net cash provided
by operating activities:
Minority interest in net loss of subsidiary ............          --         (173,073)
Depreciation and amortization ..........................     1,071,956        946,597
Amortization of goodwill ...............................       157,680        148,683
Loss (gain) on disposal of fixed assets ................        41,354        (28,470)
Deferred financing costs ...............................        17,750           --
  Changes in assets and liabilities:
(Increase) decrease in accounts receivable .............       (43,342)       125,654
(Increase) in inventories ..............................       (46,899)      (276,261)
Increase in accounts payable,
accrued expenses and other liabilities .................       438,706        352,781
                                                           -----------    -----------
Net cash provided from operating activities ............     1,442,558        526,566
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of revenue producing assets .................    (3,104,557)    (2,918,307)
  Proceeds from sale of fixed assets ...................       909,207        517,139
                                                           -----------    -----------
Net cash (utilized) by investing activities ............    (2,195,350)    (2,401,168)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from bank lines of credit ...............       192,237      1,501,618
  Proceeds from sale of common stock and warrants ......          --           80,900
  Costs associated with initial public offering ........          --           (2,038)
  Principal payments of long-term debt .................       (17,882)        (6,679)
  Payment of other debt ................................          --         (810,800)
  Proceeds from hire purchase contract funding .........     3,154,590      3,701,474
  Principal repayments of hire purchase contract funding    (2,748,385)    (3,090,658)
                                                           -----------    -----------
Net cash provided by financing activities ..............       580,560      1,373,817
                                                           -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................       108,567        276,330
                                                           -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (63,665)      (224,455)

  Cash and cash equivalents, beginning of year .........        77,354        250,699
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD $ .............        13,689    $    26,244
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


NOTE   2  - FIXED ASSETS:

                Fixed assets consists of the following:

                                                                               February 28,          November 30,
                                                                               1998                  1997
                                                                                 (unaudited)

                Building and improvements                                     $     784,599         $     820,160
                Revenue producing vehicles                                       29,551,013            27,612,291
                Furniture, fixtures and machinery                                   544,112             4,670,067
                                                                             --------------        --------------
                                                                                 30,879,724            33,102,518
                Less: accumulated depreciation                                    5,308,877             5,220,168
                                                                              -------------         -------------
                                                                                $25,570,847           $27,882,350
                                                                                ===========           ===========


NOTE   3   - INTANGIBLE ASSETS:

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


                                     Page 8.

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


                                     Page 9.

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


                                    Page 10.

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

                Results of Operations - Contract Hire

                Contract hire and fleet management income increased by $1,004,995 when comparing the quarter ended February 28, 1998 to the quarter ended February 28, 1997. This 57% increase is due to the net growth in the fleet of 379 vehicles over the past year.

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

                Cost of sales, including depreciation, relating to contract hire and fleet management income increased from $1,228,579 to $1,762,589 or 43% when comparing the two quarters ended February 28, 1997 to 1998, respectively. This increase is in line with the 57% increase in contract hire and fleet management income. Cost of sales, including depreciation, as a percentage of contract hire and fleet management income decreased from 69.8% to 63.8%, when comparing the two quarters. This resulting increase in gross margin of approximately 6% has enabled the Company to absorb the increases in other overheads when comparing the results of the two quarters ended February 28, 1998 and 1997, respectively.

                General and administrative expenses increased by $113,559 when comparing the quarters ended February 28, 1998 and 1997, respectively. This increase of 30% is in line with the growth in contract hire income of 57% over the past year, and represents 13.67% of revenue as against 10.47% for the corresponding period.


                                    Page 11.

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





Dated: April 21, 1998




PRIDE AUTOMOTIVE GROUP, INC.




By: /s/ Alan Lubinsky
Chief Executive Officer, and
Principal Accounting Officer






                                    Page 14.