Form 10QSB
period 1998-05-31
PRIDE AUTOMOTIVE GROUP INC
filed 1998-07-13
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the period ended May 31, 1998

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

     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.001 par value. 2,822,500 shares outstanding as of May 31, 1998.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                     Page(s)

PART I. Financial Information:
ITEM 1. Financial Statements
     Consolidated  Condensed  Balance  Sheets  - May 31,  1998  (Unaudited)  and
November 30, 1997                                                                    3.

     Consolidated  Condensed Statements of Operations  (Unaudited) Six and Three
Months Ended May 31, 1998 and 1997                                                   4.

     Consolidated   Condensed   Statements   of   Comprehensive   Income  (Loss)
(Unaudited) - Six and Three Months Ended May 31, 1998 and 1997 5.

     Consolidated  Condensed  Statements  of Cash Flows  (Unaudited)  Six Months
Ended May 31, 1998 and 1997                                                          6.

     Notes to Interim Consolidated Condensed Financial Statements (Unaudited)        7.

     ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations                                                                10.


     PART II. Other Information                                                      13.


     SIGNATURES                                                                      14.


     EXHIBITS: Exhibit 27 - Financial Data Schedule                                  15.


PART 1.  Financial Information
ITEM 1.  Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                        May 31,         November 30,
                                                                                                        1998            1997
                                                                                                        (unaudited)

ASSETS:
 Cash and cash equivalents ..........................................................................   $      6,174    $     77,354
 Accounts receivable ................................................................................      2,243,787       2,002,365
 Inventories ........................................................................................         25,279       1,248,360
 Property, revenue producing vehicles and equipment - net (Note 2) ..................................     25,452,111      27,882,350
 Intangible assets - net (Note 3) ...................................................................      8,759,507       9,090,156
 Investment in affiliate (Note 1) ...................................................................      4,048,460            --
                                                                                                        ------------    ------------

TOTAL ASSETS                                                                                             $40,535,318    $ 40,300,585
                                                                                                        ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES  (Note 4):
 Bank overdraft line of credit ......................................................................   $  5,689,202    $  6,976,699
 Accounts payable ...................................................................................        849,316       1,758,764
 Accrued liabilities and expenses ...................................................................        685,287         865,977
 Bank debt ..........................................................................................        659,509         695,782
 Obligations under hire purchase contracts ..........................................................     18,171,265      18,341,778
 Other loans ........................................................................................      1,686,000       4,198,500
 Other liabilities ..................................................................................        349,605          52,707
                                                                                                        ------------    ------------

TOTAL LIABILITIES ...................................................................................     28,090,184      32,890,207
                                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 2,000,000 shares authorized,
      none issued or outstanding                                                                                  --             --
 Common stock, $.001 par value, 10,000,000 shares authorized;
     2,822,500 shares issued and outstanding at 1998 and 1997,
     respectively                                                                                              2,823           2,823
 Additional paid-in capital .........................................................................     14,122,165      13,582,795
 Deferred financing costs ...........................................................................       (124,100)      (141,500)
 Retained earnings (deficit) ........................................................................     (2,508,905)    (5,857,987)
 Accumulated other comprehensive income (loss) ......................................................        953,151       (175,753)
                                                                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY ..........................................................................     12,445,134       7,410,378
                                                                                                        ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  ..............................................               $40,535,318     $40,300,585
                                                                                                        ============    ============

        See notes to interim consolidated condensed financial statements

                                     Page 3.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the Six Months           For the Three Months
                                                                Ended May 31,                Ended May 31,
                                                       --------------------------------- ----------------------
                                                           1998           1997          1998             1997
                                                       -----------    ----------     --------------  ----------

REVENUE:
Contract hire income                                   $ 4,901,660    $3,525,059     $2,459,795     $1,872,575
Sale of contract hire vehicles                           1,604,359     3,716,495        787,247      1,984,679
Sale of vehicles - AC Cars (Note 1)                      -               516,506       -               313,943
Fleet management and other income - contract hire        554,455         409,828        232,461        303,408
Other income - AC Cars                                   -                87,714       -                45,714
                                                         ---------     ----------     ---------      ---------
                                                         7,060,474     8,255,602      3,479,503      4,520,319
                                                         ---------     ----------     ---------      ---------

EXPENSES:
Cost of sales - contract hire                            2,922,537     4,295,023      1,441,950      2,268,866
Cost of sales - AC Cars                                  -               441,972       -               269,794
Depreciation - contract hire                             2,252,844     1,664,894      1,180,888        847,840
Depreciation - AC Cars                                   -               218,558       -               109,289
General and administrative expenses - contract hire        881,711       739,996        392,125        363,969
General and administrative expenses - AC Cars            -               776,457       -               397,342
Amortization of intangible assets - contract hire          315,360       315,360        157,680        157,680
Amortization of intangible assets - AC Cars              -                 1,232       -                   616
Interest expenses and other - contract hire              1,101,730       624,310        525,921        344,999
Interest expenses and other - AC Cars                    -               185,964       -               107,582
Research and development costs - AC Cars                 -               313,922       -               232,010
                                                         ---------     ---------      ---------      ---------
                                                         7,474,182     9,577,688      3,698,564      5,099,987
                                                         ---------     ---------      ---------      ---------

LOSS BEFORE MINORITY INTERESTS                            (413,708)   (1,322,086)      (219,061)      (579,668)


Minority interests in net loss of consolidated
subsidiaries                                             -               400,166       -               227,093
                                                         ---------     ---------      ---------     ----------

LOSS BEFORE PROVISION FOR INCOME
 TAXES                                                    (413,708)     (921,920)      (219,061)      (352,575)

Provision (credit) for income taxes                      -                 -           -                 -
                                                         ---------     ---------      ---------     -----------

NET LOSS                                                 $ (413,708)  $ (921,920)    $ (219,061)    $ (352,575)
                                                         ===========  ===========    ===========    ===========


LOSS PER COMMON SHARE (Note 5a):
Net loss before minority interest                        $(.15)       $(.47)         $(.08)         $(.20)
Minority interest in net loss of subsidiary              -              .14            -              .08
                                                         -----------  ----------     -----------    -----------
                                                         $(.15)       $(.33)         $(.08)         $(.12)
                                                         ===========  ==========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 5a)                               2,822,500   2,790,016       2,822,500      2,820,866
                                                         ===========  ==========     ===========    ===========


        See notes to interim consolidated condensed financial statements

                                     Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                              For the Six Months            For the Three Months
                                                                                   Ended May 31,                Ended May 31,
                                                                           --------------------------------- -----------------------
                                                                            1998           1997           1998             1997
                                                                           ------------    ------------   ------------  ------------

NET LOSS                                                                    $(413,708)     $  (921,920)   $  (219,061)  $ (352,575)

OTHER COMPREHENSIVE INCOME (Note 5b):
  Foreign currency translation adjustments                                    452,243         (388,852)       343,676     (665,182)
                                                                            -----------    -----------    -----------   -----------

COMPREHENSIVE INCOME (LOSS)                                                 $    38,535    $(1,310,772)   $   124,615   $(1,017,757)
                                                                            ===========    ===========    ===========   ===========







































        See notes to interim consolidated condensed financial statements

                                     Page 5.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    For the Six Months Ended
                                                                                                              May 31,
                                                                                                     1998       1997
                                                                                                    ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................................................   $ (413,708) $ (921,920)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Minority interest in net loss of subsidiary .....................................................   -             (400,166)
Depreciation and amortization ...................................................................    2,252,844   1,904,595
Amortization of goodwill ........................................................................      315,360     295,449
Loss (gain) on disposal of fixed assets .........................................................      128,795    (168,710)
Deferred financing costs ........................................................................       17,400          -
Changes in assets and liabilities:
(Increase) decrease in accounts receivable ......................................................     (292,212)    341,221
Decrease (increase) in inventories ..............................................................      107,090    (609,131)
(Decrease) increase in accounts payable, accrued expenses and other liabilities                       (190,552)    850,217
Net cash provided from operating activities .....................................................    1,925,017   1,291,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of revenue producing assets ............................................................   (5,492,212) (6,781,178)
Proceeds from sale of fixed assets ..............................................................    2,147,269   1,030,421

Net cash (utilized) by investing activities .....................................................   (3,344,943) (5,750,757)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank lines of credit ..........................................................      391,515   2,323,570
Proceeds from sale of common stock and warrants .................................................   -               92,500
Costs associated with stock/debt offerings ......................................................   -             (126,296)
Principal payments of long-term debt ............................................................      (36,273)     (7,290)
Payment of other debt ...........................................................................   -             (824,600)
Proceeds from hire purchase contract funding ....................................................    5,255,114   9,079,975
Principal repayments of hire purchase contract funding ..........................................   (4,713,853) (5,927,829)

Net cash provided by financing activities .......................................................      896,503   4,610,030

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................................      452,243    (388,852)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................................      (71,180)   (238,024)

Cash and cash equivalents, beginning of year ....................................................       77,354     250,699

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................................      $ 6,174    $ 12,675







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

                On November 29, 1996, the Company, through a newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans.

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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1998 and the results of its operations for the six and three month periods ended May 31, 1998 and 1997 and cash flows for the six month periods ended May 31, 1998 and 1997.

                The results of operations for the six and three month periods ended May 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE   2  - FIXED ASSETS:

                Fixed assets consists of the following:

                                                                               May 31,               November 30,
                                                                               1998                  1997
                                                                                 (unaudited)

                Building and improvements                                     $     784,599         $     820,160
                Revenue producing vehicles                                       29,889,620            27,612,291
                Furniture, fixtures and machinery                                   577,198             4,670,067
                                                                             --------------        --------------
                                                                                 31,251,417            33,102,518
                Less: accumulated depreciation                                    5,799,306             5,220,168
                                                                              -------------         -------------
                                                                                $25,452,111           $27,882,350
                                                                                ===========           ===========


NOTE   3   - INTANGIBLE ASSETS:

                Intangible assets consist of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Accumulated amortization as of May 31, 1998 and November 30, 1997 aggregated $3,938,193 and $3,622,833, respectively.

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

                Included in liabilities as of May 31, 1998, are amounts in the aggregate of $10,402,038 which are not due and payable until after May 31, 1999. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


NOTE   5   -    NEW ACCOUNTING PRONOUNCEMENTS:

                (a)  Earnings (Loss) per Share:

                The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997 and has changed the method of calculating earnings (loss) per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings (loss) per share on the face of the income statement. Prior period earnings (loss) per share data has been restated in accordance with SFAS 128. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.


                (b) Statement of Comprehensive Income:

                The Company has adopted SFAS 130 "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997 and early adoption is permitted. Comprehensive income consists of net income or loss and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).


NOTE 6  -       PUBLIC OFFERING:

                The Company has filed a Form SB-2 with the Securities and Exchange Commission, registering for the sale of 1,250,000 shares of common stock, which includes 170,000 shares being sold by certain selling shareholders. The estimated net proceeds from this offering, to the Company, is expected to be $3,488,000. The Company intends to use these proceeds to repay existing debt.



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

                On November 29, 1996, the Company, through a newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans.

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

                The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of May 31, 1998 and November 30, 1997; (ii) Consolidated Condensed Statements of Operations for the Six and Three Month Periods Ended May 31, 1998 and 1997 (iii) Consolidated Condensed Statements of Comprehensive Income (Loss)for the Six and Three Month Periods Ended May 31, 1998 and 1997 and (iv) Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended May 31, 1998 and 1997.

                Results of Operations - Contract Hire

                For the six-month period ended May 31, 1998, contract hire and fleet management revenue increased by $1,521,228 or 38.7%, when compared to the same period in 1997.

                During this period, 163 new leasing contracts were written as against 245 for the same period during 1997. For the six month period 94 vehicles were disposed of on termination of contracts as against 60 vehicles disposed during the same period in 1997.

                Contract hire income increased by $516,273 when comparing the three-month period ended May 31, 1998 to the three months ended May 31, 1997. This 23.7% increase is due to the net growth in the fleet of 281 vehicles over the past year.

                Leased vehicle sales decreased by $1,197,432 when comparing the two quarters due to less contracts terminating and accordingly less sales of vehicles.

                During the quarter, 67 new contracts were acquired as against 128 in the previous year. The average monthly rental of new contracts written was $667 as against $608 per vehicle during the same quarter in 1997.

                During the quarter, 57 vehicles were disposed on termination of contracts at an average profit of $1,249 per vehicle. During the same quarter in 1997, 20 vehicles were disposed of at an average profit of $3,275 per vehicle. The average profit per vehicle on disposal is dependent on the type of vehicle sold and current market value of vehicles.

                Costs of sales relating to sales of leased vehicles decreased from $3,415,975 to $1,506,008 when comparing the six months ended May 31, 1998 with the six months ended May 31, 1997. Costs of sales relating to sales of leased vehicles decreased from $1,703,318 to $716,054 when comparing the quarter ended May 31, 1998 with the quarter ended May 31, 1997. This decrease is due to a decrease in the sales of vehicles at low margins to take advantage of dealer bonuses.

                For the six-month period ended May 31, 1998 and 1997, cost of sales, including depreciation, relating to contract hire and fleet management income increased from $2,543,942 to $3,669,273, an increase of $1,125,431or 44.2% which is in line with the increase in contract hire and fleet management income of 38.7%. Cost of sales, including depreciation, increased from $1,413,388 to $1,906,784, an increase of $493,396 or 34.9%, when comparing the quarters ended May 31, 1998 and 1997, respectively. This increase is in line with the increase in contract hire revenue of 31.3%.

                Cost of sales as a percent of contract hire and fleet management revenue increased from 64.6% to 67.2% for the six months ended May 31, 1998 and 1997, respectively. This increase is due to a reduction in margin as a result of more competitive trading conditions in the industry. For the three month periods ended May 31, 1998 and 1997, this percentage has increased from 64.9% to 70.8%.

                                    Page 11.

                For the six months ended May 31, 1998 and 1997, respectively, general and administrative expenses increased by $141,715 or 19%, which is in line with the increase in revenues and normal increases in overhead and business operating costs. General and administrative expenses increased marginally by $28,157 when comparing the quarters ended May 31, 1998 and 1997, respectively.

                For the six months  ended May 31,  1998 and 1997,  respectively, interest expense increased by $477,420. Interest expense increased by $180,922 when comparing the three month periods ended May 31, 1998 and 1997, respectively. This increase is as a result of the increase in hire purchase funding to finance new business and the increase in the bank line of credit over the past year to fund increased working capital requirements.

                For the six months ended May 31, 1998 and 1997, the Company reported, after amortization of goodwill ($315,360 for both periods) a (loss) profit of $413,708 and $11,799, respectively, for the contract hire operations. For the three months ended May 31, 1998 and 1997, the Company reported, after amortization of goodwill ($157,680 for both periods) a (loss) profit of $219,061 and $177,318, respectively, for the contract hire operations.



                Liquidity and Capital Resources

                Net cash provided from operating activities for the six month periods ended May 31, 1998 and 1997 aggregated $1,925,017 and $1,291,555, respectively. The Company utilized net cash for investing activities (for the purchase of revenue producing assets) of $3,344,943 and $5,750,757 for the six month periods ended May 31, 1998 and 1997, respectively. Net cash provided through financing activities aggregated $896,503 and $4,610,030 for the six month periods ended May 31, 1998 and 1997, respectively.

                The Company believes that its financial resources from funds provided from operations and its funding lines will be adequate to meet its requirements for the next twelve-month period.

                The Company has filed a Form SB-2 with the Securities and Exchange Commission, registering for the sale of 1,250,000 shares of common stock, which includes 170,000 shares being sold by certain selling shareholders. The estimated net proceeds from this offering, to the Company, is expected to be $3,488,000. The Company intends to use these proceeds to repay existing debt.



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



Dated:    July 13, 1998                            PRIDE AUTOMOTIVE GROUP, INC.



                                                    By: /s/ Alan Lubinsky
                                                        Chief Executive Officer