Form 10QSB
period 1998-08-31
PRIDE AUTOMOTIVE GROUP INC
filed 1998-10-15
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended August 31, 1998

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.001 par value. 2,822,500 shares outstanding as of August 31, 1998.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


                                                                                   INDEX



                                                                                                                  Page(s)
     PART I. Financial  Information:  ITEM 1. Financial Statements  Consolidated
Condensed Balance Sheets - August 31, 1998 (Unaudited) and November 30, 1997         3.

     Consolidated  Condensed Statements of Operations (Unaudited) Nine and Three
Months Ended August 31, 1998 and 1997                                                4.

     Consolidated   Condensed   Statements   of   Comprehensive   Income  (Loss)
(Unaudited) - Nine and Three Months Ended August 31, 1998 and 1997                   5.

     Consolidated  Condensed  Statements of Cash Flows  (Unaudited)  Nine Months
Ended August 31, 1998 and 1997                                                       6.

     Notes to Interim Consolidated Condensed Financial Statements (Unaudited)        7.


     ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations                                                                10.


     PART II. Other Information                                                      13.


     SIGNATURES                                                                      14.


     EXHIBITS: Exhibit 27 - Financial Data Schedule                                  15.

PART 1.  Financial Information
ITEM 1.  Financial Statements

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                          August 31,    November 30,
                                                                                                             1998            1997
                                                                                                        (unaudited)

ASSETS:
 Cash and cash equivalents ..........................................................................   $     15,848    $     77,354
 Accounts receivable ................................................................................      2,317,652       2,002,365
 Inventories ........................................................................................           --         1,248,360
 Property, revenue producing vehicles and equipment - net (Note 2) ..................................     23,781,513      27,882,350
 Intangible assets - net (Note 3) ...................................................................      8,601,828       9,090,156
 Investment in affiliate (Note 1) ...................................................................      4,048,460            --
                                                                                                        ------------    ------------

TOTAL ASSETS ........................................................................................   $ 38,765,301    $ 40,300,585
                                                                                                        ============    ============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES  (Note 4):
 Bank overdraft line of credit ......................................................................   $  6,186,168    $  6,976,699
 Accounts payable ...................................................................................        705,850       1,758,764
 Accrued liabilities and expenses ...................................................................        858,299         865,977
 Bank debt ..........................................................................................        694,501         695,782
 Obligations under hire purchase contracts ..........................................................     16,966,515      18,341,778
 Other loans ........................................................................................      1,686,000       4,198,500
 Other liabilities ..................................................................................        565,452          52,707
                                                                                                        ------------    ------------

TOTAL LIABILITIES ...................................................................................     27,662,785      32,890,207
                                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 6):
 Preferred stock, $.01 par value, 2,000,000 shares authorized,
  none issued or outstanding                                                                                    --                --
 Common stock, $.001 par value, 10,000,000 shares authorized;
  2,822,500 shares issued and outstanding at 1998 and 1997,
  respectively                                                                                                 2,823           2,823
 Additional paid-in capital .........................................................................     14,122,165      13,582,795
 Deferred financing costs ...........................................................................       (106,350)      (141,500)
 Retained earnings (deficit) ........................................................................     (2,990,123)    (5,857,987)
 Accumulated other comprehensive income (loss) ......................................................         74,001       (175,753)
                                                                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY ..........................................................................     11,102,516       7,410,378
                                                                                                        ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                               $38,765,301    $ 40,300,585
                                                                                                        ============    ============

        See notes to interim consolidated condensed financial statements

                                     Page 3.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the Nine Months               For the Three Months
                                                      Ended August 31,                Ended August 31,
                                              --------------------------------  --------------------------------
                                                 1998          1997              1998             1997
                                              -------------------------------    --------------  --------------

REVENUE:
Contract hire income ......................   $  7,344,650    $  5,571,724    $  2,442,990    $  2,046,665
Sale of contract hire vehicles ............      2,733,244       5,343,285       1,128,885       1,626,790
Sale of vehicles - AC Cars (Note 1) .......           --           516,506            --              --
Fleet management and other income -
     contract hire ........................        725,954         660,455         171,499         250,627
Other income - AC Cars - 377,892 - 290,178
                                                                                              ------------
                                                10,803,848      12,469,862       3,743,374       4,214,260
                                              ------------    ------------    ------------    ------------

EXPENSES:
Cost of sales - contract hire .............      4,736,408       6,530,114       1,813,871       2,235,091
Cost of sales - AC Cars ...................           --           492,353            --            50,381
Depreciation - contract hire ..............      3,510,813       2,559,706       1,257,969         894,812
Depreciation - AC Cars ....................           --           329,057            --           110,499
General and administrative expenses -
     contract hire ........................      1,311,961       1,029,518         430,250         289,522
General and administrative expenses -
     AC Cars ..............................           --         1,254,423            --           477,966
Amortization of intangible assets -
     contract hire ........................        473,039         473,040         157,679         157,680
Amortization of intangible assets -
     AC Cars ..............................           --             1,847            --               615
Interest expenses and other -
     contract hire ........................      1,666,553       1,043,702         564,823         419,392
Interest expenses and other - AC Cars .....           --           286,576            --           100,612
Research and development costs - AC Cars ..           --           691,166            --           377,244
                                                                                              ------------
                                                11,698,774      14,691,502       4,224,592       5,113,814
                                              ------------    ------------    ------------    ------------

LOSS BEFORE MINORITY INTERESTS ............       (894,926)     (2,221,640)       (481,218)       (899,554)

Minority interests in net loss of
     consolidated subsidiaries ............           --           485,894            --            85,728
                                                                                              ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ....       (894,926)     (1,735,746)       (481,218)       (813,826)

Provision (credit) for income taxes .......           --              --              --              --
                                                                              ------------    ------------

NET LOSS ..................................   $   (894,926)   $ (1,735,746)   $   (481,218)   $   (813,826)
                                              ============    ============    ============    ============


LOSS PER COMMON SHARE (Note 5a):
Net loss before minority interest .........   $       (.32)   $       (.79)   $       (.17)   $       (.32)
Minority interest in net loss of subsidiary           --               .17            --               .03
                                              ------------    ------------    ------------    ------------
                                              $       (.32)   $       (.62)   $       (.17)   $       (.29)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 5a) ..............      2,822,500       2,805,878       2,822,500       2,837,600
                                              ============    ============    ============    ============




        See notes to interim consolidated condensed financial statements


                                     Page 4.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                For the Nine Months               For the Three Months
                                                   Ended August 31,                Ended August 31,
                                           ----------------------------  --------------------------------
                                              1998           1997             1998             1997
                                           ---------------------------   --------------    ------------

NET LOSS ................................   $  (894,926)   $(1,735,746)   $  (481,218)   $  (813,826)

OTHER COMPREHENSIVE INCOME (Note 5b):
 Foreign currency translation adjustments       429,636       (204,116)       (22,607)       184,736
                                            -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS) .............   $  (465,290)   $(1,939,862)   $  (503,825)   $  (629,090)
                                            ===========    ===========    ===========    ===========





































        See notes to interim consolidated condensed financial statements


                                     Page 5.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       For the Nine Months Ended
                                                                      August 31,
                                                                       1998 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (894,926) $ (1,735,746)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Minority interest in net loss of subsidiary                      -         (485,894)
Depreciation and amortization                                 3,510,813    2,888,753
Amortization of goodwill                                        473,037      474,424
Loss (gain) on disposal of fixed assets                         202,052    (193,752)
Deferred financing costs                                         35,150         -
Changes in assets and liabilities:
(Increase) in accounts receivable                              (366,077)   (13,500)
Decrease (increase) in inventories                              132,369    (669,286)
Increase in accounts payable, accrued expenses
     and other liabilities                                       54,841    2,099,683
                                                            -------------- --------------
Net cash provided from operating activities                   3,147,259    2,364,682
                                                            ------------ --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of revenue producing assets                         (6,319,020)  (10,162,619)
Proceeds from sale of fixed assets                            2,813,533     1,443,250
                                                              ------------ --------------
Net cash (utilized) by investing activities                  (3,505,487)   (8,719,369)
                                                             ------------ --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank lines of credit                         888,481      3,008,278
Proceeds from sale of common stock and warrants                      -         92,500
Costs associated with stock/debt offerings                           -       (179,952)
Principal payments of long-term debt                           (1,281)        (53,789)
Payment of other debt                                                -       (823,970)
Proceeds from hire purchase contract funding                6,492,373       14,438,622
Principal repayments of hire purchase contract funding     (7,512,487)     (10,147,407)
                                                            ----------- -------------
Net cash (utilized) provided by financing activities          (132,914)     6,334,282
                                                            ------------- --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        429,636       (204,116)
                                                            ------------ --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (61,506)       (224,521)

Cash and cash equivalents, beginning of year                   77,354         250,699
                                                            ------------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 15,848        $ 26,178
                                                            ============   ==============



        See notes to interim consolidated condensed financial statements


                                     Page 6.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   - DESCRIPTION OF COMPANY:

                 Pride Automotive Group, Inc. (the "Company") was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization in March 1995, the Company issued 1,500,000 shares of its common stock to Pride, Inc. (an entity incorporated in the State of Delaware), thereby making the Company a majority owned subsidiary of Pride, Inc., in exchange for all of the issued and outstanding shares held by Pride, Inc. of Pride Management Services, Plc., (PMS) a consolidated group of operating companies located in the United Kingdom. The PMS group of companies is engaged in the leasing of motor vehicles primarily on contract hire to local authorities and select corporate customers throughout the United Kingdom. This exchange of stock resulted in PMS becoming a wholly owned subsidiary of the Company. The Company, its subsidiary PMS, and PMS's subsidiaries are referred to as the "Company" unless the context otherwise requires.

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

                 On February 12, 1998, the Board of Directors of AC Automotive Group, Inc., authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc., for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. The foregoing issuance of shares has reduced the ownership of AC Automotive Group, Inc. by the Company to approximately 16%.

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

                 In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1998 and the results of its operations for the nine and three month periods ended August 31, 1998 and 1997 and cash flows for the nine month periods ended August 31, 1998 and 1997.


                                     Page 7.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   - DESCRIPTION OF COMPANY (Continued):

                 The results of operations for the nine and three month periods ended August 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   - FIXED ASSETS:

                 Fixed assets consists of the following:

                                                                               August 31,            November 30,
                                                                               1998                  1997
                                                                                 (unaudited)

                 Building and improvements                                    $     784,599         $     820,160
                 Revenue producing vehicles                                      28,608,377            27,612,291
                 Furniture, fixtures and machinery                                  577,198             4,670,067
                                                                             --------------        --------------
                                                                                 29,970,174            33,102,518
                 Less: accumulated depreciation                                   6,188,661             5,220,168
                                                                              -------------         -------------
                                                                                $23,781,513           $27,882,350
                                                                                ===========           ===========


NOTE   3   - INTANGIBLE ASSETS:

                 Intangible assets consist of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10 - 20 years on a straight-line basis. Accumulated amortization as of August 31, 1998 and November 30, 1997 aggregated $4,095,870 and $3,622,833, respectively.

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

                 Included in liabilities as of August 31, 1998, are amounts in the aggregate of $9,223,729 which are not due and payable until after August 31, 1999. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


                                     Page 8.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   5   -     NEW ACCOUNTING PRONOUNCEMENTS:

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

                    Pride,  the Company's  parent,  is an entity reporting under the Exchange Act, and its reports August be obtained and reviewed by either contacting the Company or the Securities and Exchange Commission. Pride, Inc. on its own has virtually no operations. As such, its financial viability is represented by the financial statements of the Company. Pride was incorporated as L.H.M. Corp. in the State of Delaware on August 10, 1988 as a "blank check" company, for the purpose of seeking potential business ventures through acquisitions or merger. In April 1990, L.H.M. Corp.
               entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports expositions in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganization with PMS, whereby PMS became a wholly-owned subsidiary of ISI and ISI changed its name to Pride, Inc.

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

                 The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of August 31, 1998 and November 30, 1997; (ii) Consolidated Condensed Statements of Operations for the Nine and Three Month Periods Ended August 31, 1998 and 1997 (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the Nine and Three Month Periods Ended August 31, 1998 and 1997 and (iv) Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended August 31, 1998 and 1997.

                 Results of Operations - Contract Hire

                         All numbers for the prior year are  exclusive of the AC
                    Automotive Group.

                 For the nine month period ended August 31, 1998, contract hire and fleet management revenue increased by $1,838,425 or 29.50%, when compared with the same period in 1997. This increase is mainly due to the growth of the fleet, since the beginning of 1997.

                 During the period, 185 new contracts were written as against 403 for the same period during 1997. For the nine month period, 194 vehicles were disposed of on termination of contracts as against 92 vehicles disposed during the same period in 1997.

                 Contract hire income increased by $396,325 or 19.36% when comparing the three month period ended August 31, 1998 to the three months ended August 31, 1997. This increase is as a result of the growth in the fleet over the past two years.

                 Lease vehicle sales decreased by $497,905 when comparing the two quarters. Although more contracts terminated than in 1997, the amount of vehicle sales is dependent on the type of vehicle sold and the market value.

                 During the quarter, 100 vehicles were disposed of, 32 at an average profit of $644 and 66 at an average loss of $335. The average profit per vehicle on disposal is dependent on the type of vehicle sold and the current market value of vehicles. During the same quarter in 1997, 32 vehicles were disposed of at an average profit of $1,076.

                 During the quarter, 22 new contracts were acquired as against 158 in the previous year. The average monthly rental of new contracts written was $571 as against $582 per vehicle during the same quarter in 1997.

                 For the three month period ended August 31, 1998, cost of sales including depreciation decreased marginally from $3,129,903 to $3,071,840. As a percent of contract hire income and sale of vehicles, this percentage increased marginally from 85.20% to 86%.

                 Cost of sales including depreciation, decreased marginally for the nine month period ended August 31, 1998 and 1997, respectively. The decrease from $9,089,820 to $8,247,221 is in line with the decrease in contract hire and vehicle sale revenue of $10,915,009 to $10,077,894. As a percent of sales, the percentage decreased from 83.28% to 81.83% when comparing the nine month period ended August 31, 1998 and 1997, respectively.


                                    Page 11.

                 General and administrative expenses increased by $282,443, or 27.43%, when comparing the nine month periods ending August 31, 1998 and 1997. This increase is in line with the $1,838,425 increase in contract hire and fleet management income of 29.5%, when comparing the nine month period ended August 31, 1998 and 1997, respectively.

                 For the nine months ended August 31, 1998 and 1997, respectively, interest expense increased by $622,851. Interest expense increased by $145,431 when comparing the three month periods ended August 31, 1998 and 1997. This increase is as a result of the increase in hire purchase funding to finance new business and the increase in the bank line of credit to fund increased working capital requirements.

                 For the nine months ended August 31, 1998 and 1997, the Company reported, after amortization of goodwill of ($473,040 for both periods), a loss of $894,826 and $60,618, respectively.

                 For the three months ended August 31, 1998 and 1997, the Company reported, after amortization of goodwill of ($157,680 for both periods) a loss $481,218 and $72,416, respectively.

                 Liquidity and Capital Resources

                 Net cash provided from operating activities for the nine month periods ended August 31, 1998 and 1997 aggregated $3,147,259 and $2,364,682, respectively. The Company utilized net cash for investing activities (for the purchase of revenue producing assets) of $3,505,487 and $8,719,369 for the nine month periods ended August 31, 1998 and 1997, respectively. Net cash utilized by financing activities was $132,914 for the nine-month period ended August 31, 1998. Net cash provided by financing activities aggregated $6,334,282 for the nine-month period ended August 31, 1998.

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



                                    Page 12.

PART II.         OTHER INFORMATION


ITEM 1 -         Legal Proceedings.
                 None.
ITEM 2 -         Changes in Securities.
                 None.
ITEM 3 -         Defaults Upon Senior Securities.
                 None.
ITEM 4 -         Submission of Matters to a Vote of Security Holders.
                 None.
ITEM 5 -         Other Information.
                 None.
ITEM 6 -         Exhibits or Reports on Form 8-K.
                 Exhibit 27 - Financial Data Schedule
                 Exhibit 11 - Computation of Earnings Per Share - not required, no dilutive common stock equivalents





                                    Page 13.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: October 14, 1998                             PRIDE AUTOMOTIVE GROUP, INC.




                                                           By: /s/ Alan Lubinsky
                                                    Chief Executive Officer, and
                                                    Principal Accounting Officer

                                    Page 14.