Form 10KSB
period 1998-11-30
PRIDE AUTOMOTIVE GROUP INC
filed 1999-03-29
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1998

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

     The aggregate market value of the voting stock on February 19, 1999 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $2,918,116 based upon the average bid and asked prices for such Common Stock on said date ($2.18) as reported by a market maker. The issuer's and its subsidiaries had on a consolidated basis, revenues of $13,102,000 for its fiscal year ended November 30, 1998. On February 19, 1999, there were 2,822,500 shares of Registrant's Common Stock outstanding.

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

     Pursuant to the terms and conditions of the Reorganization in March 1995, between the Company, PMS and Pride, the Company issued 1,500,000 shares of its Common Stock to Pride in exchange for all of the issued and outstanding shares of PMS. In connection with the Reorganization and formation of the Company, PMS became a wholly owned subsidiary of the Company which, prior to the Company's initial public offering, was approximately 72.8% owned by Pride. PMS is a holding company which has six wholly owned subsidiaries which, prior to the Asset Disposition (as hereinafter defined) engaged in the Company's operations. PMS's wholly-owned subsidiaries include; Pride Vehicle Contracts Limited, Baker Vehicle Contracts Limited, Pride Vehicle Contracts (UK) Limited, Pride Leasing Limited, Pride Vehicle Management Limited and Pride Vehicle Deliveries Limited. These companies operated as one unit, with the same management and facilities. Unless the context otherwise requires, all references to the "Company" are to its wholly owned subsidiary, PMS and PMS's six wholly owned subsidiaries. See "--Subsidiaries."

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

     On January 12, 1998, the Company filed a registration statement on Form SB-2 with the SEC, to register 1,000,000 shares of the Company's Common Stock. In connection therewith, the Company entered into a letter of intent with Mason Hill & Co., Inc., an NASD broker-dealer, to underwrite such securities a firm commitment basis.

     Although the Company has filed a Registration Statement for the offer and sale of additional securities to raise capital and pay down loans to note holders and creditors, the Company does not believe that such Offering will be completed because of the limited operations of the Company and its current financial condition. Accordingly, the Company expects to withdraw its Registration Statement upon completion of an acquisition (of which there can be no assurance), although it retains the option to proceed with the offering on term as filed or as may be modified at the discretion of the Company. See "Proposed Acquisition of Digital Mafia Enterprises, LLC."

     Prior to February 19, 1999, the Company's securities were traded on the Nasdaq SmallCap Stock Market and the Boston Stock Exchange, Inc. On February 19, 1999, both Nasdaq and the Boston Stock Exchange halted trading in the Company's securities upon dissemination by the Company of news that it had executed a letter of intent to acquire a company known as Digital Mafia Entertainment, LLC. ("DME"). Shortly thereafter, the Company received notice from Nasdaq that it was being delisted for, among other things, failure to maintain tangible book value of at least $2,000,000.

Business of Pride Management Services, Plc.

     Prior to November 1998, the Company engaged in the business of leasing new automobiles to businesses, servicing such automobiles during the lease term and remarketing the automobiles upon the expiration of the lease. In November 1998, PMS and its subsidiaries entered into an agreement with Newcourt Automotive Services, Ltd. ("Newcourt) to sell it substantially all of their leasing portfolios for the sum of approximately $14,763,000. The portfolio sold had been carried on the books of the Company at a value of approximately $17,851,000. PMS currently maintains leases on approximately 100 vehicles, although it intends to discontinue its leasing operations by the end of calendar year 1999. The sale of such assets was deemed necessary by PMS due to pressure from its lenders. The sale of the leasing portfolios and operating losses reduced the Company net tangible assets to a level which caused the NASDAQ SmallCap market to delist the Company's securities.

Employees

     As of March 23, 1999, the Company employed 5 full-time persons, 3 are in management (2 of which are officers), eight administrative, four sales representative and two drivers. None of the employees are represented by a union, and the Company considers employee relations to be good.

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

Pending Litigation

     The Company has been sued in New York by a noteholder to recover the sum of $95,000 which the noteholder loaned to the Company in connection with its November 1996 private offering. In addition to the foregoing, the Company is currently in default on another $1,520,000 of notes due to holders which acquired such notes from the Company in or about November 1996 in connection with the Company's private offering. The proceeds of such private offering were used to acquire the assets of AC Cars Limited and Autokraft Limited.Inasmuch as the Company has limited liquidity as at the date hereof, any judgement against the Company would have a significant negative impact on the Company.

Acquisition of AC Car Group Limited

     In November 1996, the Company, through its subsidiary AC Automotive Group Limited ("Automotive"), acquired all of the assets of AC Cars Limited ("AC Cars") and Autokraft Limited ("Autokraft"), two companies incorporated under the laws of England and Wales, respectively. AC Cars and Autokraft are specialty automobile manufacturers that had been in administrative receivership since March 1996.

     The Asset Purchase was financed by a private placement, whereby the Company issued an aggregate of approximately $1,615,000 of promissory notes and 170,000 shares of Common Stock to Holders. Mason Hill acted as placement agent in such private placement. Additionally, Mason Hill loaned the Company $100,000 of which $29,000 has been repaid. Interest and principal due under the Notes are currently in default and the Company lacks the liquidity and capital resources to repay same. The Company's 16% equity interest in Automotive is valued at approximately $4,048,460 as at the date hereof.

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

Administrative Receivership

     AC Cars has incurred losses in recent years as a result of design and development costs incurred in bringing the AC Ace into production. Although most of the development work is now complete and approximately fifty AC Aces have been produced to date as pre-production vehicles, the expenses AC Cars and Autokraft incurred in connection with the development of the Ace forced Autokraft and AC Cars to seek additional capital investments so as to enable them to both meet current production needs and increase future production levels. Once it became clear to Autokraft and AC Cars' management that additional funds were unlikely to be forthcoming in time to allow the businesses to meet their financial obligations, coupled with their bankers indications that they no longer had confidence in the current ownership, the Directors of the businesses resolved to request their bankers to appoint Administrative Receivers. Administrative receivers were appointed on March 7, 1996. This is when AC Cars and Autokraft were put up for sale which resulted in the acquisition by AC Car Group Limited.

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

     The Company has been sued in New York by a noteholder to recover the sum of $95,000 which the noteholder loaned to the Company in connection with its November 1996 private offering. In addition to the foregoing, the Company is currently in default on another $1,520,000 of notes due to holders which acquired such notes from the Company in or about November 1996 in connection with the Company's private offering. The proceeds of such private offering were used to acquire the assets of AC Cars Limited and Autokraft Limited.Inasmuch as the Company has limited liquidity as at the date hereof, any judgement against the Company would have a significant negative impact on the Company.

Proposed Acquisition of Digital Mafia Enterprises, LLC

     PMS is  winding  down its  operations  and has a negative  net  worth.  The
Company has proposed selling PMS to its parent company, Pride, for nominal consideration (ie, $1.00) together with its interest in Automotive. Although Automotive has a book value in excess of $4,000,000, Pride refused to acquire PMS, with its negative book value, without acquiring the 16% interest in Automotive. The Company is of the opinion that PMS is of no commercial value and is agreeing to dispose of same to Pride to allow Pride to sell off the remaining assets and attempt to minimize any additional losses to lenders of PMS. The disposition of PMS and Automotive is subject to shareholder approval and will not be effected unless and until the Company completes its intended acquisition of Digital Mafia Enterprises, LLC. ("DME").

     In light of the foregoing, Management has been searching for a business opportunity for the Company. The opportunity to acquire DME was presented to the Company by Mason Hill. Mason Hill has agreed to act as the Company's investment bankers in connection with such acquisition opportunity and will be compensated therefor. On February 19, 1999, the Company entered into a letter of intent to acquire 100% of the capital stock of Digital in exchange for 7,400,000 shares of the Company's common stock. After receiving a notice of delisting from NASDAQ, the Company and DME renegotiated the terms of the acquisition, and agreed to double the number of shares being issued to DME to 14,800,000 in exchange for 100% of the issued and outstanding capital stock of DME. If the Acquisition is completed, the Company will have 20,790,500 shares of its common stock issued and outstanding (assuming the conversion of all of the Notes by the Holders). This includes approximately 728,000 shares being issued in lieu of debt and costs of $364,000 and 740,000 shares of common stock being issued to Mason Hill for its investment banking services in connection with the Digital Transaction and this Offering. The proposed acquisition of DME is subject to shareholder and director approval by both companies and requires that a significant portion of the $1,615,000 of noteholders convert their debt to equity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during its fiscal year ended November 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to February 19, 1999, the Company's securities were traded on the Nasdaq SmallCap Stock Market and the Boston Stock Exchange, Inc. On February 19, 1999, both Nasdaq and the Boston Stock Exchange halted trading in the Company's securities upon dissemination by the Company of news that it had executed a letter of intent to acquire a company known as Digital Mafia Entertainment, LLC. ("DME"). Shortly thereafter, the Company received notice from Nasdaq that it was being delisted for, among other things, failure to maintain tangible book value of at least $2,000,000.

     The following table sets forth representative high and low closing prices by calendar quarters as reported by a market maker, during the periods provided for herein. Quotations represent prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.


                            Common Stock                          Warrants
Calendar Period            Low      High                      Low      High

1996

4/24/96 to 5/31/96         7 1/2    8 1/4                     3         4 1/8
6/1/96  to 8/31/96         8        81/8                      2 7/8     4
9/1/95  to 11/30/96        5        67/8                      1 1/8     1 1/2
12/1/96  to 2/29/96        1 3/4    4 11/16                     5/16    1 1/2

1997

03/01/97 - 05/31/97        2        2 1/2                     5/16     5/8
06/01/97 - 08/31/97        1 1/4    2 5/16                    5/16     3/8
09/01/97 - 11/30/97        2 1/4    3 1/2                     13/32    13/32
12/01/97 - 02/28/98        27/8     3 1/2                     5/32

1998

03/01/98 - 5/31/98         3 7/16   4 1/2                     5/16     3/4
06/01/98 - 8/31/98         37/8     3 7/8                     5/16     3/4
09/01/98 - 11/30/98        2        3 7/16                    5/16     3/4
12/01/98 - 01/11/99        2        2 7/16                    3/8      7/16



     (1) The Company effected an initial public offering of its Common Stock and Warrants on April 24, 1996.

     As of February 19, 1999, there were 31 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,000 additional beneficial owners of shares of Common Stock held in street name. As of February 19, 1999, the number of outstanding shares of the Company's Common Stock was 2,822,500.

     As of February 19, 1999, there were 10 holders of the Company's Warrants, although the Company believes that there are approximately 400 additional beneficial owners of the Company's Warrants held in street name. As of February 19, 1999, the number of outstanding Warrants was 2,300,000.

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

     The foregoing issuance of shares reduced the ownership of AC Automotive Group, Inc. by the Company to under 50%. Accordingly, financial statements of the Company will be issued on an unconsolidated basis. Footnote 18 to the Company's Financial Statements has been prepared to show the effect of the share issuance described herein. See "Financial Statements."

     On February 25, 1998 Ivan Averbuch resigned as a Director of the Company and on the same date the board of directors elected Ian Satill, to fill such vacancy.

     On February 25, 1998, the Board of Directors resolved to form an audit committee in order to comply with then current Nasdaq corporate governance requirements. The Audit Committee is comprised of the three directors of the Company, two of whom (Ian Satill and Alan Edgar) are believed by the Board of Directors to be independent.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the years ended November 30, 1998 and 1997.

     Pride Automotive Group, Inc (the Company) was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization agreement entered into in March 1995, the Company issued 1,500,000 shares of its Common Stock to Pride, Inc (an entity incorporated in the State of Delaware), in exchange for all the issued and outstanding shares of PMS, thereby making the Company a majority owned subsidiary of Pride and PMS an wholly-owned subsidiary of the Company. PMS is the holding Company for six wholly-owned subsidiaries, operating as one unit, located in the United Kingdom. PMS and its wholly-owned subsidiaries are located in the United Kingdom and follow generally accepted accounting principles in the United Kingdom. For purposes of the consolidated financial statements of the Company, the statements have been converted to the generally accepted accounting principles in the United States.

     Pride, the Company's parent, is an entity reporting under the Exchange Act, and its reports may be obtained and reviewed by either contacting the Company or the Securities and Exchange Commission. Pride, Inc on its own, has virtually no operations. As such, its financial viability is represented by the financial statements of the Company. Pride was incorporated as L.H.M. Corp. in the State of Delaware on May 10, 1988 as a blank check Company, for the purpose of seeking potential business ventures through acquisition or merger. In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc (ISI), a Company formed to engage and establish sports expositions in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganization with PMS, whereby PMS became a wholly-owned subsidiary of ISI and ISI changed its name to Pride, Inc. Pride also owns 100% of the capital stock of Watford Investments, a South African Company with minimal operations. This Company was formed in March 1995.

     The six wholly-owned subsidiaries of PMS are Pride Vehicle Contracts Limited, Baker Vehicle Contracts Limited, Pride Vehicle Contracts (UK) Limited, Pride Leasing Limited, Pride Vehicle Management Limited and Pride Vehicle Deliveries Limited, which comprise the majority of the operations of the Company. Unless the context otherwise requires, all references to the "Company" include its wholly-owned subsidiary, PMS and PMS's wholly-owned subsidiaries. These companies jointly engage in the business of leasing new automobiles to businesses, servicing such automobiles during the lease term and remarketing the automobiles upon the expiration of the lease term, which arrangement is described as a "contract hire". The Company purchases each vehicle pursuant to its clients' specifications, finances its purpose and pays for all the maintenance on the vehicle during the lease term.

     The Company has servicing agreements with automobile dealers and service centres, which specify pricing schedules for maintenance and repair work to be performed, all of which require the prior consent of the Company. Typically, the term of the loan corresponds with the term of the lease, whereby, upon the completion of the lease term, the automobiles are fully paid and owned by the Company. Upon the expiration of the lease, the Company remarkets the automobiles through various distribution channels including, but not limited to, user car wholesalers or used car retailers. Each client's monthly lease payment is determined by a computer program which takes into account estimated service costs, new vehicle pricing, manufacturer bonuses, rebates and options, potential residual value at lease end, as well as other variable information including interest rates and other current and anticipated future economic variables. The monthly lease payments are usually sufficient to pay the financing and servicing on the vehicles during the lease term, with the bulk of the profits, if any, coming on the resale of the automobile.

     The Company's principal operations are conducted by PMS which reflects its financial statements in British pounds. As a result, most assets and liabilities of the foreign operations are translated into US dollars using current exchange rates in effect at the balance sheet date. Fixed assets and intangible assets are translated at historical exchange rates. Revenue and expense accounts are translated using an average exchange rate during the period except for those expenses related to assets an liabilities which are translated at historical exchange rates. These expenses include depreciation and amortisation which are translated at the rates existing at the time the asset was acquired. Any resulting gains or losses due to the translation are reflected as a separate item of stockholders' equity.

     On December 11, 1998, the Company, through its subsidiary, Pride Management Services Plc, completed the sale of a large portion of its leasing assets (see
Note 3-Subsequent Event). Pride Management Services Plc, through its subsidiaries, continues to service the remaining contract hire agreements.

     On November 29, 1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group, Inc, and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), acquired certain of the assets of AC Cars Limited and Autokraft Limited. The purchase price of approximately $6,000,000 was financed by the sale of common stock and by loans. The acquisition involved the purpose of plant and equipment, the brand name, inventories and an aircraft and was recorded using the purchase method of accounting.

     On February 12, 1998, following restructure of AC Automotive Group, Inc, the ownership of AC Automotive Group, Inc, by the Company was reduced to 16% (see Note 1- Description of Company). The Company's investment in AC Automotive Group, Inc, is therefore being reported under the cost method of accounting.

     On February 19, 1999, the Company executed a letter of intent to acquire all the issued and outstanding capital stock of Digital Mafia Entertainment, LLC ("DME"), in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. In addition, the Company also announced that it will, at the same time, sell its shares in Pride Management Services Plc, to Pride, Inc, its majority shareholder, for a nominal value.

     On March 12, 1999, the Company was notified by NASDAQ that the Company's securities would be delisted from the Nasdaq Small Cap Market effective March 19, 1999, since the Company's financial condition does not meet the requirements for continual inclusion of such securities. The Company is in the process of appealing this decision. After receiving a notice of delisting from NASDAQ, the Company and DME renegotiated the terms of the acquisition, and agreed to double the number of shares being issued to DME to 14,800,000 in exchange for 100% of the issued and outstanding capital stock of DME. If the Acquisition, which is subject to shareholder and board of director approval by both the Company and Digital, is completed, the Company will have 20,790,500 shares of its common stock issued and outstanding (assuming the conversion of all of the Notes by the Holders). This includes approximately 728,000 shares being issued in lieu of debt and costs of $364,000 and 740,000 shares of common stock being issued to Mason Hill for its investment banking services in connection with the Digital Transaction and this Offering.

     In addition, the Company had agreed to sell PMS to its parent company, Pride, for nominal consideration (ie, $1.00) as part of the transaction, in order to remove such entity, with its negative book value, from the financial statements of the Company. However, in light of the delisting and the renegotiated terms of the DME acquisition, Pride advised the Company that it would not acquire PMS unless it could also acquire the Company's 16% its interest in Automotive. The proposed acquisition of DME is subject to shareholder and director approval by both companies and requires that a significant portion of the $1,615,000 of noteholders convert their debt to equity.

RESULT OF OPERATIONS -
YEARS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997

     The following discusses the results of operations of the contract hire and fleet management operations of the Company. The Consolidated Statement of Operations for November 30, 1997 included the consolidated results of AC Automotive Group, Inc.

     Contract hire income for the year ended November 30, 1998 was approximately $8,329,000 compared to approximately $8,410,000 for the year ended November 30, 1997, a decrease of $81,000. The main reason for this small decrease is that there was an overall decrease in the contract hire fleet of 88 vehicles over the year which gave rise to the decrease in revenues.

     Fleet management and other income for the year ended November 30, 1998 was approximately $470,000 compared to approximately $1,076,000 for the year ended November 30, 1997, a decrease of $606,000. This decrease is mainly due to a decrease of 385 vehicles managed and loss of rental income from property disposed at the end of 1997.

     Vehicle sales for the year ended November 30, 1998 was approximately $4,302,000 compared to approximately $6,762,000 for the year ended November 30, 1997. This decrease was mainly due to reduction in sale of vehicles at low margins to take advantage of dealer bonuses.

     For the year ended November 30, 1998, 194 new vehicles were acquired as against 550 in the year ended November 30, 1997. The average monthly rental of new contracts written was $675 as against an average of $541 per vehicle for the previous year. The average monthly rental is dependant on the type of vehicle being rented and the terms of the contract.

     For the year ended November 30, 1998, 284 vehicles were disposed of on termination of contracts. 152 vehicles were disposed of at an average net profit of $2,830 and 132 vehicles were disposed of at an average net loss of $3,191 per vehicle. For the year ended November 30, 1997, 153 vehicles were disposed of on termination of contracts at an average profit of $1,529 per vehicle. The average profit per disposal is dependent on the type and the current market value of vehicles sold, as well as any additional termination income that accrues on termination of the contract.

     As of November 30, 1998, 1,265 vehicles were under lease and management compared to 1,740 vehicles as at November 30, 1997.

     Cost of sales including depreciation, decreased by approximately $3,146,000 or 16% when comparing the years ended November 30, 1998 and 1997. This decrease is less than the 19% decrease in revenues. As a percentage of sales, cost of sales for 1998 was 85.5% versus 82.6% for 1997.

     General and administration expenses increased from approximately $1,958,000 to $1,973,000, an increase of $115,000 or 6%. Management believe that this increase was acceptable in a difficult trading environment.

     Interest expense increased from $1,747,000 in 1997 to $2,307,000 in 1998, an increase of $560,000. Management attributes this increase to the effect of funding for a full year, the 550 new vehicles acquired in 1997 and the increased cost of the increasing bank line of credit. After the completion of the sale of a substantial portion of the contracts and related assets on December 11, 1998, the Company decided to write off the intangibles.

     Loss for the years ended November 30, 1998 and 1997, prior to amortization and write off of goodwill for the period ($9,075,000 and $632,000 respectively) aggregated ($2,379,000) and ($198,000).

LIQUIDITY AND CAPITAL RESOURCES

     Due to the nature of the Company's business, namely contract leasing of motor vehicles which are fixed long term assets, the balance sheet has been prepared on an unclassified basis. Accordingly, there is no classification of current assets and current liabilities. As at November 30, 1998 and 1997, the Company's balance sheet reflected cash of $52,000 and $77,000 respectively, accounts receivable of $1,486,000 and $2,002,000 respectively, and total assets of $27,122,000 and $40,300,000 respectively. The principal reason for the decrease in total assets is due to the deconsolidation of the assets in AC Automotive Group, Inc, after the change in ownership and control.

     In December 1995, the Company completed a private placement offering, selling 20 units, each unit consisting of 25,000 shares of common stock at $6,000 per unit for aggregate proceeds of $120,000 ($0.24 per share).

     In April 1996, the Company successfully completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $2,166,000.

     During the years ended November 30, 1998 and 1997, the Company generated cash flows from operating activities aggregating approximately $4,086,000 and $1,571,000 respectively. Investing activities reflect uses of cash for the years ended November 30, 1998 and 1997 of $2,488,000 and $11,911,000 respectively. These uses of cash are the result of the purchase of fixed assets (primarily revenue producing vehicles) net of the proceeds from sale of vehicles at lease expiration dates and the acquisition described above.

     For the year ended November 30, 1998, the Company utilized cash from financing activities of $1,913,000. This was due to financing provided by bank lines of credit ($966,000) and increases in financing of new vehicles ($6,888,000) net of the amounts to reduce hire purchase financing ($9,757,000) and long term debt ($10,000). For fiscal 1997, the Company provided cash from financing activities ($10,208,000) primarily due to financing provided by banking lines of credit ($4,012,000) plus increases in financing of new vehicles ($19,492,000) net of amounts needed to reduce hire purchase contract financing ($12,185,000) and debts ($1,207,000) and the net proceeds from the sale of stock ($96,000).

     The Company has incurred losses from operations of $11,475,629 and $4,455,400 for the years ended November 30, 1998 and 1997.

     The losses for the year ended November 30, 1997 includes a loss of $4,111,664 incurred by its then subsidiary, AC Car Group Limited. The equity held in this Company has since been diluted and the Company's accounts are therefore no longer consolidated.

     The losses for the year ended November 30, 1998 includes $8,444,147 from the writing off of the goodwill related to the subsidiary, Pride Management Services Plc, as substantially all of its assets were sold on December 11, 1998 (see Note 3).

     The circumstances described above, together with the material events discussed in Note 3 to the financial statements, which took place subsequent to November 30, 1998, and the restated proforma balance sheets after these events, raise substantial doubts about the Company's ability to continue as a going concern.

     Management plans in regard to this matter were described in a press release issued on February 19, 1999. In this press release, it was announced that the Company had executed a Letter of Intent to acquire all of the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. In addition, the Company also announced that it will, at the same time, sell its ownership of Pride Management Services to Pride, Inc, its majority shareholder, for nominal value. At this time, the these sales has not been consummated. As set forth hereinabove, the terms of said transaction have been renegotiated to increase the number of shares being issued to DME to 14,800,000.

     Management is also attempting to raise capital for the purpose of meeting the Company's financial obligations until such time as the Contract of Sale described above is consummated. If this raising of capital is unsuccessful, then the Company will not have sufficient cash on hand to meet its current obligations. The financial statements do not include any adjustments that might result from this uncertainty.

     There are no material planned capital expenditure.

     This report contains forward looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the word "anticipate", "expect", "intend" and similar expressions are intended to identify forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers.

         The executive officers and directors of the Company are as follows:

         Name                               Age                        Position with the Company

         Alan Lubinsky                      40                         President, Secretary, and
                                                                       Chairman of the Board of
                                                                       Directors

         Ivan Averbuch                      43                         Chief Financial Officer and
                                                                       Treasurer

         Allan Edgar                        52                         Director

         Ian Satill                         40                         Director



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

     Ian Satill Mr. Satill has been a director of the Company since February 1998. From June 1996 until present, Mr. Satill has been the Group Managing Director of Rustlers Food Group Pty. Ltd.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. The Company does not believe that all officers, directors or greater than 10% shareholders have filed such reports as is required pursuant to Section 16(a) during the 1998 fiscal year, although the Company, its officers and directors have undertaken to file Form 5's to identify options which have been issued during fiscal 1998 and to use their best efforts cause such forms to be filed on a timely basis in the future.

ITEM 10. EXECUTIVE COMPENSATION


Executive Compensation

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by Pride Vehicle Contracts Limited during the years ended November 30, 1998, 1997 and 1996. The Company did not incur any compensation expenses during such period.

                           Summary Compensation Table

                               Annual Compensation

(a)                           (b)        (c)         (d)            (e)

Name and Principal                                               Other Annual
   Position  (1)              Year      Salary($)   Bonus($)     Compensation($)(2)

Alan Lubinsky                 1998      $176,000       -         $30,000
  President, Secretary        1997      $176,000       -         $30,000 (3)(4)
  and Chairman of the Board   1996      $160,000       -         $30,000


(1) All of the Company's administrative functions, including the payment of salaries, are performed by Pride Vehicle Contracts Limited, since the Company's operations run basically as one operation. The Company believes that it is easier and cost effective to operate in this manner. The Company plans on continuing this practice in the future.

(2) Includes contributions to the Company's pension plan of $18,000 in each of 1998, 1997 and 1996, respectively, and the cost of an automobile and expenses of $12,000 annually.

(3) Alan Lubinsky entered into an employment agreement with PAG in August 1995. The agreement is for a term of three years, and pays Mr. Lubinsky an annual salary of $160,000 per annum with 10% yearly escalations, subject to adjustment by the Company's board of directors. Pursuant to the agreement, Mr. Lubinsky received stock options under the Company's Senior Management Incentive Plan to purchase 100,000 shares at $5.50 per share. These options vest at the rate of 33 1/3% per annum commencing August 1996. Although Mr. Lubinsky's employment agreement terminated in August 1998, the Company has continued his employment on the terms as same existed upon termination of the employment agreement.

(4) In May 1997, Mr. Lubinsky received stock options under PAG's Senior Management Incentive Plan to purchase 43,234 shares at $2.54 per share. These options vest at the rate of 33 1/3% per annum commencing May 1998.

Stock Options

     The following table sets forth certain information concerning the grant of stock options made during the year ended November 30, 1998, under the Company's 1995 Senior Management Incentive Plan.


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

     The following table contains information with respect to employees of the Company concerning options held as of November 30, 1998

               AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

================================================================================================================================
             (a)                         (b)                     (c)                     (d)                      (e)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Value of
                                                                                      Number of             Unexercised In-
                                                                                     Unexercised               The-Money
                                                                                   Options/SAR's at          Options/SAR's
                                                                                      FY-End (#)             at FY-End($)
                                   Shares Acquired        Value Realized($)          Exercisable/            Exercisable/
            Name                   on Exercise (#)                                  Unexercisable          Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky                             0                       0                 66,667/33,333                  0
================================================================================================================================


(1) As of February 19, 1999, the average of the prior day's closing bid and ask price was $____. Since the exercise price of the Options ($5.50) is greater than the current average price, the Company believes the Options have no value.

Employment Agreements

     Alan Lubinsky entered into an employment agreement with the Company in August 1995. The agreement is for a term of three years, and pays Mr. Lubinsky an annual salary of $160,000 per annum with 10% yearly escalations, subject to adjustment by the Company's board of directors. Although Mr. Lubinsky's employment agreement terminated in August 1998, the Company has continued his employment on the terms as same existed upon termination of the employment agreement. Pursuant to the terms of his employment agreement, Mr. Lubinsky will devote all his business time to the affairs of the Company and Pride. Pursuant to the agreement, Mr. Lubinsky received stock options under the Company's Senior Management Incentive Plan to purchase 100,000 shares at $5.50 per share. These options vest at the rate of 33 1/3% per annum commencing August 1996. The agreement restricts Mr. Lubinsky from competing with the Company for a period of one year after the termination of his employment.

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

ITEM 1PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information at February 19, 1999, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each director; (iii) and by all officers and directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

                                                        Number of               Percentage of
Name                                                    Shares                  Share Ownership

Pride, Inc.                                          1,425,000                        50.4%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Alan Lubinsky (1)                                   1,425,000                         50.4%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Ivan Averbuch                                                -                          *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Allan Edgar                                                  -                          *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England




Ian Satill                                                   -                          *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

All officers and
Directors as a group
 (4 persons) (1)(2)(3)                                     1,425,000                     50.4%

(1) New World Finance, Limited, which is wholly owned by a trust of which family members of Mr. Lubinsky are the beneficiaries, owns approximately 50.4% of the outstanding shares of Pride, Inc. and may be considered the beneficial owner of the shares of the Company owned by Pride, Inc. The trustee is Elfin Trust Company Limited, located on the Island of Guernsey, Channel Islands. Although Mr. Lubinsky disclaims beneficial ownership of the shares owned by New World Finance, Limited, it may be expected that such entity will vote its respective shares in favor of proposals espoused by Mr. Lubinsky. See "Executive Compensation - Employment Agreement."

(2) Excludes shares issuable upon the exercise of options granted to Mr. Lubinsky (i) pursuant to the terms of his employment agreement.


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

     In November 1996, the Company, through its subsidiary AC Automotive Group, Inc., purchased all the assets of AC Cars Limited and Autokraft Limited.

     Between December 1996 and March 1997, the Company consummated a private placement offering, whereby the Company sold 17 units, each unit comprised of a 10% promissory note in the amount of 10,000 shares of Common Stock at a purchase price of $100,000 per unit. In connection with such offering, AC sold an aggregate of 1,028,700 shares to three affiliates of the Underwriter for aggregate consideration of $1,030. Such persons currently own an aggregate of approximately 5% of the capital stock of AC. In addition, the Underwriter loaned the Company the sum of $100,000, $71,000 of which remains outstanding.

     On February 17, 1998 the Company received a letter from NASDAQ informing the Company that it did not comply with recently amended NASDAQ continued listing criteria which required the Company to have minimum net tangible assets of at least $2,000,000, two independent directors and an audit committee, a majority of which are independent directors. The Company was granted until February 23, 1998 to comply with such requirements, and is now in compliance.

     On February 12, 1998, the Board of Directors of Automotive authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President, Chief Executive Officer and a Director of the Company and Automotive, for aggregate consideration of $6,130. Such shares have been subsequently transferred from Erwood Holdings, Inc. to Durnover, Ltd., another company with which Mr. Lubinsky is affiliated. In addition, on such date Automotive authorized the issuance of 176,520, 176,520 and 88,260 shares of its common stock to Beth-Anne Kinsley, Victor and Marion Durchhalter and Bridget Staff, respectively, for consideration of $177, $177 and $89, respectively. After the foregoing issuances, there was a total of 10,000,000 shares of Automotive authorized, issued and outstanding. See "Risk Factors" and "Certain Relationships and Related Transactions."

     On March 1998, the Board of Directors of Automotive authorized a one for four reverse split of its common stock and issued (1) 525,000 shares of its common stock to Durnover Ltd., an entity affiliated with Alan Lubinsky, for aggregate consideration of $526; (ii) 651,000 shares of its common stock to the Company for aggregate consideration of $2,248,460 which consideration was paid by the capitalization of debt of $2,248,460 owed by Automotive to the Company. On March 31, 1998, the Board of Directors of Automotive authorized the following issuance of its common stock (i) 2,352,000 shares of its common stock to Michael Hall for $2,352, (ii) 514,500 shares of its common stock to Kingsbury Company, Ltd. for $514.50, (iii) 367,500 shares of its common stock to ACL (1996) Ltd. and a further 367,500 shares of its common stock to Autokraft for a total consideration of $1,675,000, which consideration was paid by the capitalization of debt of $1,675,000 owed by Automotive to ACL and Autokraft. In connection with such share issuances, Michael Hall and Kingsbury Company, Ltd. loaned the sum of (pound)1,000,000 ($1,630,000) and (pound)500,000 ($825,000) to AC respectively.

     In October 1997, Alan Lubinsky loaned AC the sum of (pound)100,000 ($163,000), which note is payable on demand and accrues interest at the rate of 2% over the base lending rate in England. Mr. Lubinsky has made additional loans to AC and Automotive since such date interest free. The balance on such loans as at the date hereof is approximately (pound)20,000 ($32,600) (exclusive of the October 1997 (pound)100,000 ($163,000) loan which remains outstanding). The (pound)20,000 ($32,600) loan is due on demand and is interest free.

     The foregoing issuance of shares reduced the ownership of AC Automotive Group, Inc. by the Company to under 50%. Accordingly, future financial statements of the Company will be issued on an unconsolidated basis. Footnote 1 to the Company's Financial Statements has been prepared to show the effect of the share issuance described herein. See "Financial Statements."

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

     In August and September 1998, Pride sold an aggregate of 75,000 shares of the Company's common stock under Rule 144. The Company realized gross proceeds of $239,375 from such sales. Approximately $220,000 of such proceeds were loaned to by Pride to Automotive. Such loan is interest free and payable on demand.

     In November 1998, PMS and its subsidiaries entered into an agreement with Newcourt Automotive Services, Ltd. ("Newcourt) to sell it substantially all of their leasing portfolios for the sum of approximately $14,763,000. The portfolio sold had been carried on the books of the Company at a value of approximately $17,851,000. The Company currently maintains leases on approximately 100 vehicles, although it intends to discontinue its leasing operations by the end of calendar year 1999.

     The Company has entered into a Distribution Agreement with AC pursuant to which it will act as AC's sole distributor in all of the European Community Countries, the United States, Canada, Australia, South Africa and Asia (with the exception of Japan). The Distribution Agreement permits AC to engage dealers in the foregoing territories to sell AC vehicles. See "Business" and "Risk Factors."

     On January 7, 1999, the Company issued to Pride a Special Warrant which will entitle Pride to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $2.20 each during the twenty-four month period commencing with the date of this Prospectus. If the Special Warrant was to be exercised in full by Pride, it would result in Pride owning in excess of 50% of the issued and outstanding common stock of the Company and would enable Pride to control the Company. See "Risk Factors" and "Description of Securities".

     For a description of the Company's employment agreements, see "Executive Compensation - Employment Agreements."

     Transactions referenced herein between Management, the Company and/or its subsidiaries present conflicts of interest for Management. There can be no assurance that Management resolved such conflicts of interest in the past or that it will be able to avoid or resolve conflicts of interest in the future. There can further be no assurance that prior transactions between the Company, its subsidiaries and Management were on terms no less favorable than could be obtained from independent third parties, although Management represents herein that it will attempt to resolve future conflicts of interest, if any in a manner such that future transactions between the Company and any officer, director or 5% stockholder will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent disinterested directors of the Company. See "Risk Factors."

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

                  FINANCIAL STATEMENT SCHEDULES

     (b) During the 1998 fiscal year, the Company filed Reports on Form 8-K on each of the following date:

         (i)      Form 8-K dated March 13, 1998.

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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 1999.


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




/s/ Alan Lubinsky        President, Secretary and Chairman            2/26/99
ALAN LUBINSKY            of the Board of Directors (Principal         Date
                         Executive Officer)


/s/ Ivan Averbuch        Chief Financial Officer,                     2/26/99
IVAN AVERBUCH            Vice President and Treasurer                 Date



/s/ Allan Edgar          Director                                     2/26/99
ALLAN EDGAR                                                           Date



/s/ Ian Satill           Director                                     2/26/99
IAN SATILL                                                            Date

                                       35

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Page Nos

Independent Auditors' Report                                                                                       F - 2

Financial Statements:

    Consolidated Balance Sheets as of November 30, 1998 and 1997                                                   F - 3

    Consolidated Statements of Operations for the Years Ended November 30, 1998 and 1997                           F - 4

    Consolidated Statement of changes in Shareholders' Equity for the Years Ended November 30, 1998 and 1997       F - 5

    Consolidated Statements of Cash Flows for the Years Ended November 30, 1998 and 1997                           F - 6

    Notes to Consolidated Financial Statements                                                                     F - 7 to 21


                          INDEPENDENT AUDITORS' REPORT


     We have audited the accompanying consolidated balance sheets of Pride Automotive Group, Inc. and subsidiaries as of November 30, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended November 30, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United Kingdom, which are substantially the same as those followed in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the above mentioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of November 30, 1998 and 1997 and the results of their operations for the two years in the period ended November 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred losses of $11,475,629 and $4,455,400 for the years ended November 30, 1998 and 1997, respectively. This, together with the sale of assets, the restated balance sheets after this sale, and the delisting of the Company's shares from the Nasdaq Small Cap Market as discussed in Note 3 to the financial statements, raises substantial doubts about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in Note 2. As discussed in Note 3, the restated proforma balance sheets show that there was an excess of liabilities over assets on December 11, 1998. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audits also include the translation of British pounds into United States dollars for amounts included in the consolidated financial statements. In our opinion, such translation has been made in conformity with the basis stated in Note 4(h) of the notes to the consolidated financial statements.














MARBLE ARCH HOUSE
66-68 SEYMOUR STREET
LONDON W1H 5AF                                             CIVVALS
UNITED KINGDOM               MARCH 22, 1999                CHARTERED ACCOUNTANTS

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                              - ASSETS (Note 8a) -


                                                                                 November 30, 1998           November 30, 1997
                                                                              ------------------------    -----------------------
                                                                                         $                           $
ASSETS:
    Cash and cash equivalents                                                       52,693                      77,354
    Accounts receivable (Notes 4c and 5)                                            1,486,053                   2,002,365
    Inventories (Note 4d)                                                           -                           1,248,360
      Property, revenue producing vehicles and equipment - net                      21,535,087                  27,882,350
         (Notes 4e, 6, 6b and 9)
    Intangible assets - net (Note 4f)                                               -                           9,090,156
    Investment in affiliate (Note 18)                                               4,048,460                   -

                                                                              ------------------------    -----------------------
    TOTAL ASSETS                                                                    27,122,293                  40,300,585
                                                                              ========================    =======================


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -


    LIABILITIES:
    Bank line of credit (Note 8a)                                                   6,264,245                   6,976,699
    Accounts payable                                                                551,924                     1,758,764
    Accrued liabilities and expenses (Note 7)                                       1,738,304                   865,977
    Bank debt (Note 8b)                                                             685,428                     695,782
    Obligations under hire purchase contracts (Note 9)                              15,231,850                  18,341,778
    Other liabilities (Note 10)                                                     217,119                     52,707
    Acquisition debt payable (Note 11)                                              1,686,000                   4,198,500

                                                                                                          -----------------------
                                                                              ------------------------
    TOTAL LIABILITIES                                                               26,374,870                  32,890,207
                                                                              ------------------------    -----------------------

MINORITY INTEREST IN SUBSIDIARY (Note 18)                                           -                           -
                                                                              ------------------------    -----------------------

COMMITMENTS AND CONTINGENCIES (Notes 15 and 17)

    SHAREHOLDERS' EQUITY (Notes 3, 12 and 13):
      Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
      or outstanding                                                                -                           -
      Common stock, $.001 par value, 10,000,000 shares authorized, 2,822,500 and
      2,822,500 shares issued and outstanding in 1998 and 1997 respectively          2,823                       2,823
    Additional paid-in capital                                                      14,122,165                  13,582,795
    Deferred financing costs (Note 12)                                              (88,600)                    (141,500)
    Retained earnings (deficit)                                                     (13,570,826)                (5,857,987)
    Accumulated other comprehensive income (Note 4h)                                281,861                     (175,753)

                                                                              ------------------------    -----------------------
    TOTAL SHAREHOLDERS' EQUITY                                                      747,423                     7,410,378
                                                                              ------------------------    -----------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      27,122,293                  40,300,585
                                                                              ========================    =======================

                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 November 30, 1998           November 30, 1997
                                                                              ------------------------    -----------------------
                                                                                         $                           $
REVENUES (Notes 4i and 15):
    Contract hire income                                                            8,329,498                   8,410,366
    Sale of vehicles                                                                4,302,757                   7,090,027
    Fleet management and other income                                               470,388                     1,076,650
    Service and spare parts revenue                                                 -                           180,990
    Other income                                                                    -                           701,242

                                                                              ------------------------    -----------------------
                                                                                    13,102,643                  17,459,275
                                                                              ------------------------    -----------------------

    EXPENSES:
      Cost of sales                                                                 6,475,102                   10,336,360
      Depreciation                                                                  4,726,206                   3,946,635
      General and administrative expenses                                           1,973,618                   3,540,130
      Amortization of goodwill                                                      630,718                     632,207
      Interest and other financing costs                                            2,328,481                   2,209,150
      Research and development                                                      -                           982,580
      Loss on sale of fixed assets (Note 6)                                         -                           753,933
      Write off of intangibles (Notes 3 and 4f)                                     8,444,147                   -

                                                                              ------------------------    -----------------------
                                                                                    24,578,272                  22,400,995
                                                                              ------------------------    -----------------------

    LOSS BEFORE MINORITY INTERESTS                                                  (11,475,629)                (4,941,720)

      Minority interest in net loss of consolidated subsidiaries (Note 18)          -                           486,320

    LOSS BEFORE PROVISION FOR INCOME TAXES                                          (11,475,629)                (4,455,400)

      Provision for income taxes (Notes 4g and 14)                                  -                           -

                                                                              ------------------------    -----------------------
    NET (LOSS)                                                                      (11,475,629)                (4,455,400)
                                                                              ========================    =======================

LOSS PER COMMON AND DILUTIVE COMMON EQUIVALENT SHARE (Note 4j)

      Net loss before minority interests                                            (4.07)                      (1.76)
      Minority interest in net loss of subsidiaries                                 -                           .17

                                                                              ------------------------    -----------------------
NET LOSS PER SHARE                                                                  (4.07)                      (1.59)
                                                                              ========================    =======================

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING (Note 4j)
                                                                                2,822,500                   2,801,075
                                                                              ========================    =======================











                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY



                                 Shares         Common   Additional         Deferred      Retained       Accumulated     Totalr
                                                Stock      Paid-In           Financing    Earnings         Other        Shareholders
                                                           Capital             Costs      (Deficit)      Comprehensive    Equity
                                                                                                           Income
                                                    $          $                 $           $                $             $


Balance at November 30, 1996     2,652,500         2,653    13,487,388           --       (1,402,587)      (130,243)    11,957,211

Private offering of common
stock (Note 12)
                                   170,000           170        95,407           --             --             --           95,577

Deferred financing costs
(Note 12) ..................          --            --            --         (141,500)          --         (141,500)

Foreign currency translation
adjustment
                                      --            --            --             --             --          (45,510)       (45,510)

Net Loss for the year ended
November 30, 1997
                                      --            --            --             --       (4,455,400)          --       (4,455,400)

                                                                                                                       -----------
Balance at November 30, 1997     2,822,500         2,823    13,582,795       (141,500)    (5,857,987)      (175,753)     7,410,378

Deferred financing costs
(Note 12) ..................          --            --          52,900           --             --           52,900

Adjustment - AC Car Group
Limited
                                      --            --         539,370           --        3,762,790           --        4,302,160

Foreign currency translation
adjustment
                                      --            --            --             --             --          457,614        457,614

Net loss for the year ended
November 30, 1998
                                      --            --            --             --      (11,475,629)          --      (11,475,629)

                                                                                                                       -----------
BALANCE AT NOVEMBER 30, 1998
                                 2,822,500         2,823    14,122,165        (88,600)   (13,570,826)       281,861        747,423
                                                                                                                       ===========









                 See notes to consolidated financial statements

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 November 30, 1998           November 30, 1997
                                                                              ------------------------    -----------------------
                                                                                         $                           $
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                      (11,475,629)                (4,455,400)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
    Minority interest in net loss of subsidiary                                     -                           (486,320)
    Depreciation and amortization                                                   4,726,206                   3,946,635
    Amortization of goodwill                                                        9,074,865                   632,207
    Deferred financing costs                                                        52,900                      (141,500)
    Loss on disposal of fixed assets                                                715,694                     753,933
    Changes in assets and liabilities:
    Decrease in accounts receivable                                                 427,540                     19,646
    (Decrease) increase in inventories                                              132,369                     (225,705)
    Increase  in accounts payable, accrued expenses                                 432,587                     1,528,020
                                                                              ------------------------    -----------------------
    Net cash provided from operating activities                                     4,086,532                   1,571,516
                                                                              ------------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                        (6,726,057)                 (16,494,724)
    Proceeds from sale of fixed assets                                              4,237,204                   4,583,660
                                                                              ------------------------    -----------------------
    Net cash (utilized) by investing activities                                     (2,488,853)                 (11,911,064)
                                                                              ------------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank lines of credit                                                            966,558                     4,012,234
    Net proceeds from sale of stock                                                 -                           95,577
    Payment of acquisition debt                                                     -                           (899,970)
    Principal payment of long term debt                                             (10,354)                    (306,789)
    Proceeds from hire purchase contract funding                                    6,887,945                   19,491,763
    Principal repayments of hire purchase contract funding                          (9,757,781)                 (12,184,936)
                                                                              ------------------------    -----------------------
Net cash provided from financing activities                                         (1,913,632)                 10,207,879
                                                                              ------------------------    -----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             291,292                     (41,676)

                                                                              ------------------------    -----------------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (24,661)                    (173,345)

    Cash and cash equivalents, beginning of year                                    77,354                      250,699
                                                                              ------------------------    -----------------------
CASH AND CASH EQUIVALENTS END OF YEAR                                               52,693                      77,354
                                                                              ========================    =======================

                 See notes to consolidated financial statements.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


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

                    On November 29, 1996, the Company,  through its newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company' common stock and by loans. The acquisition was recorded using the purchase method of accounting.

                    On  February  12,  1998,   the  board  of  Directors  of  AC
               Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc, for aggregate consideration of $6130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructure and the foregoing issuance of shares, the ownership of AC Automotive Group, Inc. by the Company has been reduced to 16%. Due to the change in ownership percentage, the Company does not believe that it still has the ability to exercise significant influence over AC Automotive Group, Inc. Accordingly, consolidation is not considered appropriate. The Company's investment in AC Automotive Group, Inc., is therefore being reported under the cost method of accounting (see also Note 18).

                    See Note 3 regarding the Company's sale of substantially all of its leasing assets, subsequent to the balance sheet date.


NOTE 2 -

                    The  Company  has  incurred   losses  from   operations   of
               $11,475,629  and $4,455,400 for the years ended November 30, 1998 and 1997.

                    The losses for the year ended  November 30, 1997  includes a loss of $4,111,664 incurred by its then subsidiary, AC Car Group Limited. The equity held in this Company has since been diluted and the Company's accounts are therefore no longer consolidated.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 2 - BASIS OF PRESENTATION (Continued):

                    The losses for the year ended  November  30,  1998  includes
               $8,444,147 from the writing off of the goodwill related to the subsidiary, Pride Management Services Plc, as substantially all of its assets were sold on December 11, 1998 (see Note 3).

                    The  circumstances   described  above,   together  with  the
               material events discussed in Note 3 to the financial statements, which took place subsequent to November 30, 1998, and the restated proforma balance sheets after these events, raise substantial doubts about the Company's ability to continue as a going concern.

                    Management  plans in regard to this matter were described in a press release issued on February 19, 1999. In this press release, it was announced that the Company had executed a Letter of Intent to acquire all of the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. In addition, the Company also announced that it will, at the same time, sell its ownership of Pride Management Services to Pride, Inc, its majority shareholder, for nominal value. At this time, the these sales has not been consummated.

                    Management  is  also  raising  capital  for the  purpose  of meeting the Company's financial obligations until such time as the Contract of Sale described above is consummated. If this raising of capital is unsuccessful, then the Company will not have sufficient cash on hand to meet its current obligations. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - SUBSEQUENT EVENT:

        (a)      Sale of Assets:

                    On December 11, 1998, the Company,  through its  subsidiary,
               Pride Management Services Plc, completed the sale of substantially all its leasing assets, leaving approximately 13% of its revenue producing vehicles after the sale (see also Note 2 which discusses the sale of the Company's shares in Pride Management Services Plc to Pride, Inc.

                    The  consideration  paid was  $14,763,680  against a balance sheet value of $17,851,023.

                    As a condition of sale,  hire purchase  creditors  were paid
               $14,537,000 in full and final settlement of the debt outstanding on the leased assets sold against a balance sheet value of $13,127,303 at an early settlement penalty of $1,409,697.

                    In  addition,  the bank line of credit was  restructured  as follows. Upon completion of the sale, $1,815,000 was repaid to the bank. The balance of $4,449,245 has been converted into two loans; Loan A for $1,485,000 and Loan B for $2,964,245 respectively.

                    Loan A of  $1,485,000  is repayable by July 31, 1999, in the event of which Loan B of $2,964,245 will be forgiven.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 3 - SUBSEQUENT EVENT:

        (a)      Sale of Assets (Continued):

                    In the event that Loan A is not repaid by July 31, 1999, the full amount outstanding on the two loans is repayable on demand.

                    As a result of the sale,  the  Company  has decided to write
               off  its  related  goodwill,   which  had  a  carrying  value  of
               $8,444,147.

                    The following is a condensed  proforma  balance sheet of the
               Company assuming this sale occurred as of November 30, 1998.

                 Assets                                                              Exhibit 1        Exhibit 2
                                                                                     ---------        ---------

                 Cash                                                             $  1,048,727     $  1,048,727
                 Accounts receivable - net                                           1,486,059        1,486,059
                 Fixed assets - net (Note 6)                                         4,148,582        4,148,582
                 Intangible assets - net (Note 4f)                                      -                -
                 Investment in affiliate                                             4,048,460        4,048,460
                                                                                 -------------    -------------
                 Total Assets                                                      $10,731,828      $10,731,828
                                                                                   ===========      ===========


                 Liabilities and Shareholders Equity

                 Bank line of credit (Note 8a)                                         -                -
                 Accounts payable                                                      551,923          551,923
                 Accrued liabilities and expenses (Note 7)                           4,206,305        4,206,305
                 Bank debt (Note 8a)                                                 5,134,673        2,170,428
                 Obligations under hire purchase contracts (Note 9)                  2,104,547        2,104,547
                 Loans payable                                                          65,109           65,109
                 Other liabilities                                                     268,367          268,367
                 Acquisition debt payable                                            1,686,000        1,686,000
                                                                                  ------------     ------------
                 Total Liabilities                                                  14,016,924       11,052,679
                 Shareholders equity (deficit)                                   (   3,285,096)  (      320,851)
                                                                                  ------------    -------------
                                                                                   $10,731,828      $10,731,828

                    Exhibit 2 assumes that the bank  conditions  will be met and the outstanding loan balance of $2,964,245 will be forgiven.

        (b)      Nasdaq Small Cap Market Listing:

                    On March 12,  1999,  the Company was notified by NASDAQ that the Company's securities would be delisted from the Nasdaq Small Cap Market effective March 19, 1999, since the Company's financial condition does not meet the requirements for continual inclusion of such securities. The Company is in the process of appealing this decision.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        (a)      Basis of Consolidation and Presentation:

                    The consolidated  financial  statements include the accounts of the Company (Pride Automotive Group, Inc.), its' wholly owned subsidiary Pride Management Services Plc and its' wholly owned subsidiaries, and for 1997 its' majority owned subsidiary AC Automotive Group, Inc. and its' wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

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

        (d)      Inventories:

                    Inventories  include  vehicles  which  are no  longer  being leased to customers and which are temporarily being held for resale at cost less accumulated depreciation, which approximates net realizable value. The inventories of AC Automotive Group, Inc. and its subsidiary as of November 30, 1997 consist of finished goods, work in progress and spare parts of specialty automobiles and are stated at the lower of cost, (first-in, first-out method) or market. Market is considered as net realizable value. The Company did not have any inventory as of November 30, 1998.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (d)      Inventories (Continued):

                    As of November 30, 1998 and 1997,  inventories  consisted of the following:

                                                                           November 30,             November 30,
                                                                              1998                  1997

                 Cars held for resale                                      $         -              $   132,369
                 Finished goods                                                      -                   90,784
                 Work-in-progress                                                    -                  502,500
                 Spare parts                                                                          -               522,707
                                                                                    ----------        ---------
                                                                           $         -               $1,248,360
                                                                           ===================       ==========

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

                    Maintenance  and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposal, the associated cost and accumulated depreciation of the asset are eliminated from the accounts and any resulting gain or loss is included in operations.

         (f)     Intangible Assets:

                    Intangible  assets  consisted  primarily  of goodwill  which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill has been amortized over a period of 10-20 years on a straight-line basis. Accumulated amortization as of November 30, 1998 and 1997 aggregated $4,253,551 and $3,622,833 respectively.

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

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (f)      Intangible Assets (Continued):

                    On December 11, 1998,  the Company,  through its  subsidiary
               Pride Management Services Plc, completed the sale of substantially all its leasing assets (see Note 3). Accordingly, the Company has decided to write off its related goodwill, which had a carrying value of $8,444,147.

        (g)      Income Taxes:

                    The Company conducts all of its operating  activities in the
               United Kingdom (UK). As such, they are subject to taxation in the UK based upon that country's tax statutes. Under UK taxation rules, provision is made for taxation deferred as a result of material timing differences between the incidence of income and expenditures for taxation and accounting purposes, using the liability method, only to the extent that there is reasonable probability that a liability or asset will crystallize in the near future. See also Note 14 regarding SFAS No 109 - Accounting for Income Taxes.

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

                    The Company  leases  vehicles with terms  generally  ranging from two to four  years.  The  following  table  shows the future minimum lease payments of existing leases (after sale as discussed in Note 3) to be received, net of related costs (see also Note 9):

                 November 30, 1999                                                                     $560,640
                 November 30, 2000                                                                      160,666
                 November 30, 2001                                                                      66,581
                 November 30, 2002                                                                      11,277
                                                                                                    ----------
                 Total minimum lease payments receivable net of executory costs                       $799,164
                                                                                                      ========

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (j)     Earnings Per Share:

                    Earnings  per share are  computed  based  upon the  weighted average shares and common equivalent shares outstanding. The shares sold during the year ended November 30, 1996 in a private offering (see Note 12), have been treated as outstanding for all periods presented, in accordance with the guidelines of the Securities and Exchange Commission. Common stock equivalents have been excluded from the computation since the results would be anti-dilutive.

                    In February 1997, the Financial  Accounting  Standards Board
               issued Statement No 128 - Earnings Per Share ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. SFAS 128 is effective for financial statements for the period ending after December 15, 1997. The Company has adopted SFAS 128 for the year ending November 30, 1998, and accordingly restated prior periods.

        (k)      Cash and Cash Equivalents:

                    For purposes of the  statements  of cash flows,  the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        (l)      Stock Based Compensation:

                    SFAS  No  123  "Accounting  for  Stock-Based  Compensation",
               effective December 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS
               123. No compensation expense is recognized pursuant to the Company's stock option plans under SFAS 123 which is consistent with prior treatment under APB No 25.

        (m)      New Accounting Pronouncements:

                    SFAS No 130 "Reporting  Comprehensive  Income", is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. The Company has adopted these standards effective for the year ended November 30, 1998.

                 See also Earnings (Loss) Per Share.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

                    The Company had already  planned on  upgrading  its computer software to increase operational efficiencies and information analysis. In conjunction with this upgrade, the Company will ensure that the new systems properly utilize dates that go beyond December 31, 1999. Due to the subsequent event described in Note 3, the cost of this upgrade project, as it relates to the Year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

NOTE 5 - ACCOUNTS RECEIVABLE:

                 Accounts receivable consist of the following:
                                                                                  November 30,     November 30,
                                                                                   1998             1997
                 Trade receivables - net of allowance for doubtful
                 accounts of $NIL and $80,486 for 1998 and 1997,
                 respectively                                                      $   638,001      $   639,109
                 Lease maintenance receivables                                            -             943,261
                 Value added tax                                                           919          138,555
                 Due from related companies                                            478,532           83,219
                 Other                                                                 368,601          198,221
                                                                                  ------------     ------------
                                                                                    $1,486,053       $2,002,365

                                     F - 14

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 6 - FIXED ASSETS AND DEPRECIATION:

                 Fixed assets consist of the following:

                                                                                  November 30,     November 30,
                                                                                    1998             1997

                 Buildings and improvements                                      $     784,599    $     820,160
                 Revenue producing vehicles                                         26,880,979       27,612,291
                 Furniture, fixtures, plant and equipment                              576,270        4,670,067
                                                                                  ------------      -----------
                                                                                    28,241,848       33,102,518
                 Less: accumulated depreciation (including
                 $6,130,673 and $4,263,115 of accumulated
                 depreciation on revenue producing vehicles,
                 for 1998 and 1997 respectively)                                     6,706,761        5,220,168
                                                                                 -------------    -------------
                                                                                   $21,535,087      $27,882,350
                                                                                   ===========      ===========

                 Depreciation expense for the years ended November 30, 1998 and 1997 aggregated $4,726,206 and $4,681,932, respectively.

                 On December 11, 1998, the Company sold a substantial portion of its assets (see Note 3) at a loss of $3,087,343. The fixed assets and depreciation after this transaction were:-

                 Buildings and improvements                                        $   784,599
                 Revenue producing vehicles                                          3,976,641
                 Furniture, fixtures, plant and equipment                              576,270
                                                                                   -----------
                                                                                     5,337,510
                 Less:        accumulated depreciation (including
                 $612,840 of accumulated depreciation on
                 revenue producing vehicles)                                         1,188,928
                                                                                    $4,148,582

NOTE 7 - ACCRUED LIABILITIES AND EXPENSES:

                 Accrued liabilities and expenses consist of the following:
                                                                                  November 30,     November 30,
                                                                                    1998             1997

                 Taxes other than income taxes                                      $1,350,195         $438,289
                 Miscellaneous accrued expenses                                        388,109          427,688
                                                                                  ------------        ---------
                                                                                    $1,738,304         $865,977

                 On December 11, 1998, the Company sold a substantial portion of its assets (See Note 3) and as a result, incurred sales taxes.
                 The accrued liabilities and expenses after this transaction were:-

                 Taxes other than income taxes                                      $3,360,323
                 Miscellaneous accrued expenses                                        824,507
                                                                                    $4,184,830

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 8 - BANK LOANS/LINE OF CREDIT:

                    As of November 30, 1998 the Company was in negotiation  with its bankers regarding the settlement of outstanding lines of credit in the amount of $6,264,245. As a result of these negotiations, the line of credit was restructured as follows:-

                 Payable on completion of sale of assets on
                 December 11, 1998 as described in Note 3                           $1,815,000

                 Payable on July 31, 1999                                            1,485,000
                                                                                     ---------
                                                                                     3,300,000

                 To be forgiven if July 31, 1999 installment
                 is paid on time                                                     2,964,245
                                                                                    $6,264,245

                    At  November  30,  1998,  bank loans  consisted  of $685,428 payable at a rate of 3% in excess of the bank's base rate. This loan is secured by the freehold property owned by Pride Management Services and its subsidiaries and matures in 2017.

                    The  scheduled  principal  payments  of this bank debt as of
               November 30, 1998 are as follows:

                 For the Year Ended November 30,

                       1999                               $  77,043
                       2000                                  77,043
                       2001                                  77,043
                       2002                                  77,043
                       2003                                  77,043
                       thereafter                           300,213
                                                          ---------
                                                           $685,428


NOTE 9 - HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING:

                    The  Company  has  funding  lines  with  several   financing
               institutions in the United Kingdom in the aggregate amount of approximately $15,500,000 as of November 30, 1998. These funding lines are utilized to acquire revenue producing vehicles, which vehicles collateralize the outstanding obligations. Assets (revenue producing vehicles) obtained under hire purchase contracts are capitalized as fixed assets and depreciated over their useful lives. The obligations under such agreements, which mature at various dates within five years from inception, are reflected separately on the balance sheet net of finance charges which are charged to the periods to which they apply. At November 30, 1998, obligations under hire purchase contracts were $15,231,850.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997



NOTE 9 - HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING (Continued):

                    As a result of the sale of assets on December 11,  1998,  as described in Note 5, $13,127,303 of the hire purchase contracts was repaid at an early settlement penalty of $1,409,697. The balance of hire purchase contracts after this settlement was $2,104,547.


NOTE 10 - OTHER LIABILITIES:

                    At November 30, 1998 and 1997 other liabilities consisted of
               $217,119 and $52,707, respectively due to other creditors, at interest rates approximating the current market rates and repayable on a demand basis.


NOTE 11 - ACQUISITION DEBT PAYABLE:

                    The  acquisition  debt payable (see Note 1) consisted of the following:

                                                                           November 30,     November 30,
                                                                              1998             1997
                 Unsecured notes payable on demand after
                 May 31, 1998; interest payable quarterly at
                 2% above the base rate                                       $         -           $   837,500

                 Unsecured notes payable on demand after
                 May 31, 1998; interest payable at 10% per
                 annum (see Note 12)                                                 1,615,000        1,615,000

                 Unsecured notes payable on demand after
                 October 31, 1999; interest payable quarterly
                 at 8% per annum                                                        -             1,675,000

                 Other short-term notes payable                                         71,000          71,000
                                                                                 -------------     -----------
                                                                                    $1,686,000       $4,198,500
                                                                                    ==========       ==========

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 12 - COMMON STOCK:

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

                    In addition, the Company entered into a consulting agreement with one of the Underwriters as a financial consultant for a period of two years at a monthly fee of $2,500 payable in full at the closing of the offering. The Underwriters have also been granted warrants to acquire 95,000 shares of common stock and 200,000 warrants at 150% of the public offering price or $7.50 per share and $.15 per Warrant, respectively.

                    In 1997,  the Company  completed a private  placement  of 17 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for an aggregate price of $100,000 per unit. The notes are payable on the earlier of 18 months from the date of issuance or a closing of an underwritten public offering of the Company's (or any of its subsidiaries) securities. These promissory notes are classified as acquisition debt (see also Note 11).

                    The Company has  reflected  deferred  financing  costs based upon the difference between the deemed fair value of the shares and the market value at the time of issuance. These costs will be recognized as additional interest expense over the term of the notes.


NOTE 13 - STOCK OPTION PLANS:

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

                    During the year ended November 30, 1996, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $5.50 per share (fair value of $2.60), none of which had been exercised to date. These options are exercisable over a five year period pursuant to a three year vesting schedule (331/3% per annum) beginning in August 1996.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 13 - STOCK OPTION PLANS (Continued):

                    In May 1997,  the  Company  granted an  aggregate  of 60,528 options to three employees exercisable at $2.54 per share. These options vest at the rate of 331/3% per annum commencing May 1998.

                    The Company  applied APB 25 and related  Interpretations  in accounting for the Management Plan. Accordingly, no compensation cost has been recognized for the Management Plan. Had compensation cost of the Management Plan been determined using the fair value-based method, as defined in SFAS 123 (see Note
               4l), the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:-

                                                                              November 30,     November 30,
                                                                                   1998             1997
                 Net earnings (loss):
                       As reported                                                $(11,475,629)     $(4,455,400)
                       Pro forma                                                   (11,636,147)      (4,745,000)
                 Earnings:
                       As reported                                                   (4.07)            (1.59)
                       Pro forma                                                     (4.12)            (1.69)

                    The fair value of each  option  grant was  estimated  on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997; respectively; expected volatility of 1% and 1.2% respectively; risk-free interest rate of 6.5%; and expected lives of 3 to 5 years.

                    The  effects  of  applying  SFAS 123 in the  above pro forma disclosures are not necessarily indicative of future amounts. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 14 - INCOME TAXES:

                    The Company has available  operating  losses carry  forwards for tax purposes aggregating approximately $9,000,000 as of November 30, 1998, which may result in a deferred tax asset. The Company has recognized this asset but has provided a valuation allowance for the full amount since there is no assurance that such losses will be utilized in the near future.

                    The  components of the deferred tax asset,  pursuant to SFAS
               No. 109, as of November 30, 1998 and 1997, respectively, are as follows:

                                                                                  November 30,     November 30,
                                                                                     1998             1997

                 Operating loss carry forward                                     $  3,000,000       $1,709,000
                 Valuation allowance                                                (3,000,000)      (1,709,000)
                                                                                    ----------        ---------
                                                                           $         -         $       -
                                                                           =================== =================

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 15 - ECONOMIC DEPENDENCY:

                    For the years ended  November 30, 1998 and 1997, the Company had two unaffiliated customers, which accounted for an aggregate of approximately 15% (1997 17%) and 6% (1997 7%) respectively, of the Company's total revenues.

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


NOTE 16 - PENSION PLAN:

                    PMS  and  its'  subsidiaries  have a fully  insured  defined contribution plan for all of its eligible employees. Contributions to the plan, which are discretionary, for the years ended November 30, 1998 and 1997 amounted to $80,384 and $65,726, respectively.


NOTE 17 - COMMITMENTS:

                 Employment Agreements:

                    In August  1995,  the  Company  entered  into an  employment agreement with its President/Chairman of the Board of Directors. This three-year agreement provided for an annual salary of $160,000 with annual escalations of 10% and also contains certain non-compete restrictions. This employee was also granted 100,000 stock options (see Note 13). This agreement was not renewed upon expiration and the employee is currently earning an annual salary of $82,500.

                    In September  1995,  the Company  entered into an employment agreement with an officer/director for a period of twenty four months commencing December 1, 1995. This agreement is automatically extendible for a further twenty four month period and provides for an annual salary of $55,000, subject to review by the Board of Directors. As at November 30, 1998, the annual salary amounted to $76,000.

                  PRIDE AUTOMOTIVE GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 18 - MINORITY INTEREST IN SUBSIDIARIES:

                    The Company  owned 70% of AC  Automotive  Group,  Inc.  ("AC
               Group") through November 30, 1997. As of November 30, 1996, the Company reflected a charge of $539,370 to additional paid-in capital in order to properly reflect the minority interest liability of $482,486. For the y ear ended November 30, 1998, losses applicable to the minority shareholder exceeded its interest. Accordingly, such losses were charged against the operations of the company. In February 1998, AC Automotive Group, Inc. issued additional shares to certain individuals and an entity affiliated with the Company President for an aggregate consideration of $6,573. Following further restructure the ownership of AC Automotive Group, Inc. by the Company has been reduced to 16%. Due to the change in ownership percentage, the Company does not believe that it still has the ability to exercise significant influence over AC Automotive Group, Inc. and accordingly, consolidation is not considered appropriate.

                    The Company's  investment in AC  Automotive  Group,  Inc. is therefore being reported under the cost method of accounting. As a result of this change, the assets and liabilities were removed, causing an adjustment in shareholders' equity of $4,302,160.

                    The carrying  value,  which  approximates  to the Directors'
               assessment of fair value, of the investment in AC Automotive Group, Inc is made up of: 16% of equity $4,048,460