Form 10QSB
period 1998-02-28
PRIDE AUTOMOTIVE GROUP INC
filed 1999-04-14
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended February 28, 1999

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     Common Stock, $.001 par value. 2,822,500 shares outstanding as of February 28, 1999.

                 PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                             February 28,                    November 30,
                                                                                 1999                             1998
                                                                                unaudited
                                                                                   $                                $
ASSETS
          Cash and cash equivalents                                               165,695                          52,693
          Accounts receivable                                                   1,839,631                       1,486,053
          Property revenue producing vehicles and equipment-net(Note 2)         3,827,922                      21,535,087
          Investment in affiliate (Note 1)                                      4,048,460                       4,048,460
                                                                                 ----------------------------------------
TOTAL ASSETS                                                                    9,881,708                      27,122,293
                                                                          =======================================================


                       LIABILITIES AND SHAREHOLDERS EQUITY

LIABILITIES
          Bank line of credit                                                     135,554                       6,264,245
          Accounts payable                                                        597,198                         551,924
          Accrued liabilities and expenses                                      4,226,981                       1,738,304
          Bank debt                                                             4,780,920                         685,428
          Obligations under hire purchase contracts                             1,750,638                      15,231,850
          Other liabilities                                                        50,899                         217,119
          Acquisition debt payable                                              1,686,000                       1,686,000
                                                                                 ----------------------------------------
TOTAL LIABILITIES                                                              13,228,190                      26,374,870
                                                                           ======================================================

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS EQUITY
          Preferred  stock,  $.01 par value,  2000,000 shares  authorized,  none issued or outstanding Common stock, $.001 par value, 10,000,000 shares authorized, 2,822,500 shares issued and outstanding
          in 1999 and 1998 respectively                                             2,823                           2,823
          Additional paid-in capital                                           14,122,165                      14,122,165
          Deferred financing costs                                               (70,850)                        (88,600)
          Retained earnings(deficit)                                         (18,325,395)                    (13,570,826)
          Accumulated other comprehensive income                                  924,775                         281,861
                                                                                 ----------------------------------------
TOTAL SHAREHOLDERS EQUITY                                                     (3,346,482)                         747,423
                                                                          ---------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                       9,881,708                     27,122,293
                                                                           ======================================================



                    PRIDE AUTOMOTIVE GROUP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        For the Three Months ended
                                                                                               February 28
                                                                                 1999                          1998
REVENUE                                                                            $                            $

          Contract hire income                                                    327,498                       2,441,865
          Sale of vehicles                                                     14,821,987                         817,112
          Fleet management and other income                                        73,107                         321,994
                                                                                 ----------------------------------------
                                                                               15,222,592                       3,580,971
                                                                           =======================================================


EXPENSES

          Cost of sales                                                        17,785,035                       1,480,587
          Depreciation                                                             85,462                       1,071,956
          General and administration expenses                                     620,197                         489,586
          Amortization of goodwill                                                      0                         157,680
          Interest and other financing costs                                    1,486,467                         575,809
                                                                                 ----------------------------------------
                                                                               19,977,161                       3,775,618
                                                                           =======================================================

LOSS BEFORE PROVISION FOR INCOME TAXES                                        (4,754,569)                       (194,647)

          Provision for income taxes                                                    0                               0
                                                                                 ----------------------------------------
NET (LOSS)                                                                    (4,754,569)                        (194,647)
                                                                           =======================================================

LOSS PER COMMON SHARE (Note 5)                                                     (1.68)                            (.07)
                                                                          ==========================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                                     2,822,500                        2,822,500
                                                                            ======================================================


                 PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                     For the Three Months
                                                                       Ended February 28,
                                                                                     1999                            1998

                                                                                        $                               $

NET LOSS                                                                      (4,754,569)                       (194,647)

OTHER COMPREHENSIVE INCOME (Note 5b)
          Foreign currency translation adjustments                                633,541                         108,567
                                                                                 ----------------------------------------
COMPREHENSIVE (LOSS)                                                          (4,121,028)                         (86,080)
                                                                           =======================================================


                 PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      For the Three Months ended
                                                                                             February 28
                                                                                 1999                            1998
                                                                                   $                               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                     (4,754,569)                       (194,647)
Adjustments to reconcile net (loss) to cash provided by operating activities:
          Depreciation and amortization                                            85,462                       1,071,956
          Amortization of goodwill                                                      -                         157,680
          Deferred financing costs                                                 17,750                          17,750
          Loss on disposal of fixed assets                                      1,474,039                          41,354
Changes in assets and liabilities
          (increase) decrease in accounts receivable                            (353,579)                        (43,342)
          (increase) in inventories                                                     -                        (46,899)
          increase in accounts payable, accrued expenses and other
          liabilities                                                           2,367,731                         438,706
                                                                                 ----------------------------------------
Net cash (utilized) provided from operating activities                         (1,163,166)                      1,442,558
                                                                                -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of revenue producing assets                                                    -                     (3,104,557)
Proceeds from sale of fixed assets                                             16,147,184                        909,207
                                                                                ----------------------------------------------------
          Net cash provided (utilized) by investing activities                 16,147,184                     (2,195,350)
                                                                                ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Bank lines of credit                                                          -                         192,237
          Reduction in bank line of credit                                    (6,128,691)                               -
          Increase in bank debt                                                 4,160,000
          Principal payment of long term debt                                    (64,508)                        (17,882)
          Proceeds from hire purchase contract funding                                  -                       3,154,590
          Principal repayments of hire purchase funding                       (13,471,628)                     (2,748,385)
                                                                                ----------------------------------------------------
Net cash(utilized) provided from financing activities                         (15,504,827)                        580,560
                                                                                ----------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           633,541                         108,567
                                                                         ---------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              112,732                         (63,665)

          Cash and cash equivalents, beginning of year                             52,963                          77,354
                                                                         ----------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF YEAR                                             165,695                          13,689
                                                                          =========================================================


                 PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1-DESCRIPTION OF COMPANY

Pride Automotive Group, Inc.(the Company) was incorporated in the State of Delaware in March 1995. Pursuant to the terms and condition of a reorganization in March 1995, the Company issued 1,500,000 shares of its common stock to Pride, Inc.(an entity incorporated in the State of Delaware), thereby making the Company a majority owned subsidiary of Pride, Inc. in exchange for all the issued and outstanding shares held by Pride, Inc., of Pride Management Services Plc (PMS), a consolidated group of operating companies located in the United Kingdom which are engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. This exchange of stock resulted in PMS becoming a wholly owned subsidiary of the Company. The Company, its subsidiary PMS and PMS's subsidiaries are referred to as the Company unless the context otherwise requires.

On November 29,1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. The acquisition was recorded using the purchase method of accounting.

On February 12,1998, the board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc. for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructure and the forgoing issuance of shares, the ownership of AC Automotive Group, Inc. by the Company has been reduced to 16%. Due to the change in ownership percentage, the Company does not believe tat it still has the ability to exercise significant influence over AC Automotive, Inc. Accordingly, consolidation is not considered appropriate. The Company's investment in AC Automotive Group, Inc. is therefore being reported under the cost method of accounting.

On December 11,1998, the Company ,though its subsidiary, Pride Management Services Plc, completed the sale of substantially all its leasing assets, leaving approximately 13% of its revenue producing vehicles after the sale. The consideration paid was $14,763,680 against balance sheet value of $17,851,023. As a condition of sale, hire purchase creditors were paid $14,537,000 in full and final settlement of the debt outstanding on the leased assets sold against a balance sheet value of $13,127,303 at an early settlement penalty of $1,409,697. In addition, the bank was restructured as follows. Upon completion of the sale, $1,815,000 was repaid to the bank. The balance of $4,449,245 has been converted into two loans; Loan A for $1,485,000 and Loan B for $2,964,245. Loan A of $1,485,000 is repayable by July 31,1999, in the event of which Loan B of $2,964,245 will be forgiven. In the event that Loan A is not repaid by July 31,1999, the full amount outstanding on the two loans is repayable on demand. As a result of the sale, the Company wrote off its related goodwill, which had a carrying value of $8,444,147, at November 30,1998.

On February 19,1999, it was announced that the Company had executed a Letter of Intent to acquire all of the issued and outstanding capital stock of Digital Mafia Entertainment LLC, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. In addition the Company also announced that it will, at the same time, sell its ownership of Pride Management Services to Pride, Inc., its majority shareholder, for nominal value. At this time, these sales have not being consummated and the terms have being re-negotiated in light of the de-listing of the Company's shares as discussed below, and now 14,800,000 shares will be issued.


On March 12,1999, the Company was notified by NASDAQ that the Company's securities would be de-listed from the Nasdaq Small Cap Market effective March 19,1999, since the Company's financial condition does not meet the requirements for continual inclusion of such securities. The Company is in the process of appealing this decision.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1-DESCRIPTION OF COMPANY (Continued)

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of February 28,1999 and the results of its operations for the three months ended February 28,1999 and 1998 and cash flows for the three month periods ended February 28,1999 and 1998.


NOTES 2-FIXED ASSETS

Fixed assets consists of the following:

                                                                             February 28,                    November 30,
                                                                                     1999                            1998
                                                                              (unaudited)
                                                                                        $                               $
Building and improvements                                                         784,599                         784,599
Revenue producing vehicles                                                      3,642,554                      26,880,979
Furniture, fixtures and machinery                                                 576,270                         576,270
                                                                            ---------------------------------------------
                                                                                5,003,423                      28,241,848
Less: accumulated depreciation                                                  1,175,501                       6,706,761
                                                                             --------------------------------------------
                                                                                3,827,922                      21,535,087
                                                                             ============================================


NOTE 3-LIABILITIES

Included in liabilities as of February 28,1999, are amounts in the aggregate of $1,521,742 which are not due and payable until after February 28,2000. This amount consists of amounts due to loans payable and equipment notes payable.

NOTE 5-NEW ACCOUNTING PRONOUNCEMENTS

(a)     Earnings (Loss) per share

     The Company has adopted SFAS 128 Earnings Per Share ( SFAS 128 ), which is effective for periods ending after December 15, 1997 and has changed the method of calculating earnings(loss) per share. SFAS 128 requires the presentation of basic and diluted earnings(loss) per share on the face of the income statement. Prior period earnings(loss) per share data has been restated in accordance with SFAS 128. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

(b)     Statement of Comprehensive Income

     The Company has adopted SFAS 130 Reporting Comprehensive Income , which is effective for the years beginning after December 15,1997 and early adoption is permitted. Comprehensive income consists of net income or loss and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Pride Automotive Group, Inc. (the Company ) was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganisation agreement entered into in March 1995, the Company issued 1,500,000 shares of its Common Stock to Pride, Inc.(an entity incorporated in the State of Delaware),in exchange or all the issued and outstanding shares of PMS, thereby making the Company a majority owned subsidiary of Pride and PMS an wholly-owned subsidiary of the Company. PMS is the holding Company for six wholly owned subsidiaries, operating as one unit, located in the United Kingdom. For purposes of the consolidated financial statements of the Company, the statements have been converted to generally accepted accounting principles in the United States.

     Pride, the Company's parent, is an entity reporting under the Exchange Act and its reports may be obtained and reviewed by either contacting the Company or the Securities and Exchange Commission. Pride, Inc. on its own has virtually no operations. As such, its financial viability is represented by the financial statements of the Company. Pride was incorporated as L.H.M. Corp. in the State of Delaware on August 10,1988 as a blank check company, for the purpose of seeking potential business ventures through acquisitions or merger. In April 1990, L.H.M. Corp. entered into an agreement and Plan of Reorganisation with International Sportsfest, Inc.( ISI ), a company formed to engage in and establish sports expositions in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganisation with PMS, whereby PMS became a wholly-owned subsidiary of ISI and ISI changed its name to Pride, Inc.

     In December 1995, the Company consummated a private placement offering of common stock of 500,000 shares, which reduced Pride's ownership interest to 72.8%. In April 1996, the Company completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants at a price of $.10 each. The effect of the offering was to reduce Prides ownership interest to 56.55%.

     On November 29,1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autrokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. The acquisition was recorded using the purchase method of accounting.

     On February 12,1998, the board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc. for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructure and the forgoing issuance of shares, the ownership of AC Automotive Group, Inc. by the Company has been reduced to 16%. Due to the change in ownership percentage, the Company does not believe that it still has the ability to exercise significant influence over AC Automotive, Inc. Accordingly, consolidation is not considered appropriate. The Company's investment in AC Automotive Group, Inc. is therefore being reported under the cost method of accounting.

     On December 11,1998, the Company, through its subsidiary, Pride Management Services Plc, completed the sale of a large portion of its leasing assets (see
Note 1).Pride Management Services, through its subsidiaries, continues to service the remaining contract hire agreements.

     On February 19,1999, it was announced that the Company had executed a Letter of Intent to acquire all of the issuance of 7,400,000 shares in Pride Automotive common stock. In addition, the Company also announced that it will, at the same time, sell its ownership of Pride Management Services to Pride, Inc., its majority shareholder, for nominal value. At this time, these sales have not being consummated and the terms have being re-negotiated in light of the de-listing of the Company's shares as discussed below, and now 14,800,000 shares will be issued.

     On March 12,1999, the Company was notified by NASDAQ that the Company's securities would be de-listed from the Nasdaq Small Cap Market effective March 19,1999, since the Company's financial condition does not meet the requirements for continual inclusion of such securities. The Company is in the process of appealing this decision.


The financial information presented herein include:

     (i) Consolidated Condensed Balance Sheets as of February 28,1999 and November 30,1998;

     (ii) Consolidated Condensed Statements of Operations for the Three Month periods Ended February 28,1999 and 1998;

     (iii) Consolidated Condensed Statements of Comprehensive income (loss) for the Three Month Periods Ended February 28,1999 and 1998;

     (iv) Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended February 28,1999 and 1998.

Results of operations

     During the quarter, the company through its subsidiary, completed the sale of substantially all its leasing assets. 972 vehicles and their related contracts were disposed of at a book loss of $3,087,343. This accounts for the large reduction in contract hire income and increase in vehicle sales when comparing the quarters ending February 28,1999 and February 28,1998 respectively.

     In addition to this sale, 25 additional vehicles were disposed of at a loss of $43,279. During the corresponding quarter in 1998, 37 vehicles were disposed of on termination of contracts at an average profit of $734 per vehicle.

     No new business was written during this quarter in line with the Company's decision to reduce its leasing and fleet management assets. During the quarter ended February 28,1998, 96 new contracts were written at an average rental of $695 per vehicle.

     As of February 28, 1999, 132 vehicles were under lease compared to 1540 vehicles as at February 28,1998.

     Fleet management income has also reduced substantially due to the reduction in vehicles being managed. At the end of this quarter, 49 vehicles were subject to management contracts compared to 217 at the end of the corresponding quarter in 1998.

     Cost of sales has increased substantially as a result of the disposal of 997 vehicles discussed above. This has resulted in a large reduction in depreciation due to the reduction in the fleet when comparing the quarters ended February 28,1999 and February 28,1998 respectively.

     General and administration have increased by $130,000 when comparing the quarters ending February 28,1999 and February 28,1998. This is mainly due to the writing off of doubtful debtors and a provision for professional fees relating to the Company restructure.

     Interest and financing costs increased by $910,000 when comparing the quarters ended February 28,1999, and February 28,1998, respectively. This increase is mainly due to a early settlement penalty of $1,410,000 relating to the settlement of the debt outstanding on the leased assets sold, and a reduction in the level of Hire purchase obligations and bank line of credit outstanding when comparing the respective quarters.

     As a result of the sale of the leased assets, the intangibles were written off at November 30,1998.

     For the three months ended February 28,1999 and 1998, the Company reported, after amortization of goodwill of ($157,680 for 1998) a loss of $4,754,569 and $194,647 respectively.

Liquidity and Capital Resources

     Net cash (utilized) provided from operating activities for the three month periods ended February 28,1999 and 1998 aggregated $1,163,166 and $1,442,558 respectively. The Company provided cash of $16,147,184 and $909,207 from the sale of fixed assets for the periods ended February 28,1999 and 1998 respectively. For the three month period ended February 28,1998, $3,104,557 was utilized to purchase revenue producing assets. Net cash utilized by the Company from financing activities amounted to $15,504,827 as against net cash provided of $580,560 for the three month period ended February 28,1999 and 1998 respectively

     Due to the losses  incurred as a result of the sale of assets  described in note 1 and the continuing trading losses, doubts are raised about the Company's ability to continue as a going concern.

     Management's plans in regard to this matter were described in a press release issued on February 19,1999, where it was announced that the Company had executed a Letter of Intent to acquire all the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. The amount of shares to be issued has subsequently being increased to 14,800,000. In addition, the Company also announced that it will, at the same time, sell its ownership of Pride Management Services to Pride, Inc., its majority shareholder, for nominal value. At this time, these sales have not being consummated.

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

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.

            (a)  Exhibit 27        -     Financial Data Schedule.

                 Exhibit 10.13     -     Agreement Concerning Exchange of Common Stock Among Pride Automtovie  Group, Inc. Digital
                                         Mafia Enterprises, LLC and The Shareholders of Digital Mafia Enterprises, LLC



            (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   April 14, 1999

Pride Automotive Group, Inc.
by: \s\ Alan Lubinsky
Alan Lubinsky