Form 10QSB
period 1999-05-31
DME INTERACTIVE HOLDINGS INC
filed 1999-07-13
CIK 1004124

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 31, 1999

      or

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from ____________ to ________________

      Commission file number ________________________________________


                         DME INTERACTIVE HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


  DELAWARE                                                98-0157860
  --------                                                ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                 519 Palisades Ave, Englewood, New Jersey 07632
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (201) 816-1285
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                          Pride Automotive Group, Inc.,
    Pride House, Watford Metro Centre, Tolpits Lane, Watford England WD1 8SB
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed, Since Last Report)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
    --------         ------------

         The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on May 31, 1999 was 2,822,500 shares.

                          PRIDE AUTOMOTIVE GROUP, INC.
                  MAY 31, 1999 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


         PART I -- FINANCIAL INFORMATION
                                                                     Page Number
Item 1.           Financial Statements
Item 2.           Management's Discussion and Analysis or Plan of Operation

         PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings
Item 2.           Changes in Securities and Use of Proceeds
Item 3.           Defaults Upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                      May 31,         November 30,
                                                      1999                    1998
                                                      unaudited
                                                      ----------------------------

                                     ASSETS
         Cash and cash equivalents                    $        911    $     52,693
         Accounts receivable                             1,580,763       1,486,053
         Property revenue producing vehicles
          and equipment-net (Note 2)                     3,464,989      21,535,087
         Investment in affiliate (Note 1)                4,048,460       4,048,460
                                                      ----------------------------
TOTAL ASSETS                                          $  9,095,123    $ 27,122,293
                                                      ============================


                      LIABILITIES AND SHAREHOLDERS EQUITY

LIABILITIES
         Bank line of credit                          $     64,599    $  6,264,245
         Accounts payable                                  525,233         551,924
         Accrued liabilities and expenses                4,387,303       1,738,304
         Bank debt                                       4,851,109         685,428
         Obligations under hire purchase contracts       1,401,069      15,231,850
         Other liabilities                                   9,091         217,119
         Acquisition debt payable                        1,686,000       1,686,000
                                                      ----------------------------
TOTAL LIABILITIES                                     $ 12,924,404    $ 26,374,870
                                                      ============================

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS EQUITY
         Preferred stock, $.01 par value,
         2,000,000 shares authorized, none
         issued or outstanding Common stock,
         $.001 par value, 10,000,000 shares
         authorized, 2,822,500 shares issued
         and outstanding in 1999 and 1998
         respectively                                 $      2,823    $      2,823
         Additional paid-in capital                     14,122,165      14,122,165
         Deferred financing costs                          (70,850)        (88,600)
         Retained earnings (deficit)                   (18,648,624)    (13,570,826)
         Accumulated other comprehensive income            765,205         281,861
                                                      ----------------------------
TOTAL SHAREHOLDERS EQUITY                             $ (3,829,281)   $    747,423
                                                      ----------------------------


TOTAL LIABILITIES AND SHAREHOLDERS EQUITY             $  9,095,123    $ 27,122,293
                                                      ============================


PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                   For The Six Months          For The Three Months
                                                      Ended May 31                 Ended May 31
                                            ------------------------------------------------------------

                                                 1999           1998           1999            1998

REVENUE

Contract hire income                       $    447,100    $  4,901,660    $    119,602    $  2,459,795
     Sale of vehicles                        14,999,816       1,604,359         177,829         787,247
     Fleet management and other income          172,370         554,455          99,263         232,461
                                           ------------------------------------------------------------
     Total Revenue                         $ 15,619,286    $  7,060,474    $    396,694    $  3,479,503
                                           ============================================================

EXPENSES

     Cost of sales                         $ 18,086,710    $    922,537    $    301,675    $  1,441,950
     Depreciation                               160,759       2,252,844          75,297       1,180,888
     General and administration expenses        887,826         881,711         267,629         392,125
     Amortization of goodwill                      --           315,360            --           157,680
     Interest and other financing costs       1,561,791       1,101,730          75,324         525,921
                                           ------------------------------------------------------------
     Total Expenses                        $ 20,697,086    $  7,474,182    $     19,925    $  3,698,564
                                           ============================================================

LOSS BEFORE PROVISION FOR
INCOME TAXES                               $ (5,077,800)   $   (413,708)   $    (23,231)   $   (219,061)

     Provision for income taxes                       0               0               0               0
                                           ------------------------------------------------------------
NET (LOSS)                                 $ (5,077,800)   $   (413,708)   $   (323,231)   $   (219,061)
                                           ============================================================

LOSS PER COMMON
SHARE (NOTE 5A)                            $      (1.80)   $      (0.15)   $      (0.11)        $(.0.8)
                                           ============================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING  (NOTE 5A)                        2,822,500       2,822,500       2,822,500       2,822,500
                                           ============================================================


PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                For the Six Months              For the three Months
                                                  Ended May 31,                    Ended May 31,
                                                 1999          1998            1999          1998


NET LOSS                                   $(5,077,500)   $  (413,708)   $  (323,231)   $  (219,061)

OTHER COMPREHENSIVE
 INCOME (NOTE 5b)
Foreign currency translation adjustments       572,509        452,243        (61,032)        43,676
                                           --------------------------------------------------------

COMPREHENSIVE (LOSS)                       $(4,504,991)   $    38,535    $  (384,263)   $   124,615
                                           ========================================================


PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    For the Six months ended May 31
                                                                         1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                          $ (5,077,800)   $   (413,708)
Adjustments to reconcile net (loss) to cash provided by operating activities:
         Depreciation and amortization                                   160,759       2,252,844
         Amortization of goodwill                                           --           315,360
         Deferred financing costs                                           --            17,400
         Loss on disposal of fixed assets                              1,580,370         128,795
Changes in assets and liabilities
         (increase) decrease in accounts receivable                      (94,710)       (292,212)
         (increase) in inventories                                          --           107,090
         increase in accounts payable, accrued expenses and other
         liabilities                                                   2,414,280        (190,552)
                                                                    ----------------------------
NET CASH (UTILIZED) PROVIDED FROM OPERATING ACTIVITIES              $ (1,017,101)   $  1,925,017
                                                                    ============================

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of revenue producing assets                                        --      $ (5,492,212)
Proceeds from sale of fixed assets                                    16,317,110       2,147,269
                                                                    ----------------------------
         NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES       $ 16,317,110    $ (3,344,943)
                                                                    ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Bank lines of credit                                               --      $    391,515
         Reduction in bank line of credit                             (6,199,646)           --
         Increase in bank debt                                         4,160,000            --
         Principal payment of long term debt                             (54,143)        (36,273)
         Proceeds from hire purchase contract funding                       --         5,255,114
         Principal repayments of hire purchase funding               (13,830,781)     (4,713,853)
                                                                    ----------------------------
NET CASH(UTILIZED) PROVIDED FROM FINANCING ACTIVITIES               $(15,924,570)   $    896,503
                                                                    ----------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             $    572,509    $    452,243
                                                                    ----------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         $    (52,052)   $    (71,180)

         Cash and cash equivalents, beginning of year                     52,963          77,354
                                                                    ----------------------------

CASH AND CASH EQUIVALENTS END OF YEAR                               $        911    $      6,174
                                                                    ============================


NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1-DESCRIPTION OF COMPANY

DME Interactive Holdings, Inc., formerly known as Pride Automotive Group, Inc. (the "Company"), was incorporated in the State of Delaware in March 1995. Pursuant to the terms and conditions of a reorganization in March 1995, the Company became a majority owned subsidiary of Pride, Inc. (a Delaware corporation) when it issued 1,500,000 shares of its common stock to Pride, Inc. in exchange for all the issued and outstanding shares held by Pride, Inc., of Pride Management Services Plc ("PMS"), a consolidated group of operating companies located in the United Kingdom. PMS was engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. This exchange of stock resulted in PMS becoming a wholly owned subsidiary of the Company. PMS is the holding company for six wholly owned subsidiaries, operating as one unit, located in the United Kingdom. For purposes of the consolidated financial statements of the Company, the statements have been converted to generally accepted accounting principles in the United States. On June 18, 1999, the Company acquired all of the membership interests in Digital Mafia LLC d/b/a Digital Mafia Entertainment LLC ("DME") in exchange for 14,800,000 shares of the Company's common stock representing approximately 66% of the then issued and outstanding stock. As part of such transaction, the Company's operating subsidiaries were sold for $1.00 each to Pride, Inc. and the Company changed its name to DME Interactive Holdings, Inc. DME is engaged primarily in the business of developing web sites for others. Since the transaction closed after the end of the quarter reported in this Current Report, the results and financial condition reported herein are those of the Company prior to the transaction described above and do not reflect the financial condition or operations of the Company as it now exists. The Company, its subsidiary PMS and PMS's subsidiaries are referred to as the Company unless the context otherwise requires.

Pride, Inc., the Company's parent, is an entity reporting under the Exchange Act and its reports may be obtained and reviewed by either contacting the Company or the Securities and Exchange Commission. Pride, Inc. on its own has virtually no operations. As such, its financial viability is represented by the financial statements of the Company. Pride, Inc. was incorporated as L.H.M. Corp. in the State of Delaware on August 10,1988 as a blank check company, for the purpose of seeking potential business ventures through acquisitions or merger. In April 1990, L.H.M. Corp. entered into an agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports expositions in sports merchandise such as clothing and equipment. ISI never engaged in any business operations. In January 1994, ISI entered into an Agreement and Plan of Reorganization with PMS, whereby PMS became a wholly-owned subsidiary of ISI and ISI changed its name to Pride, Inc.

In December 1995, the Company consummated a private placement offering of common stock of 500,000 shares, which reduced Pride, Inc.'s ownership interest to 72.8%. In April 1996, the Company completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants at a price of $.10 each. The effect of the offering was to reduce Pride, Inc.'s ownership interest to 56.55%.

On November 29,1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. The acquisition was recorded using the purchase method of accounting.

On February 12,1998, the board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc. for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructuring and the forgoing issuance of shares, the ownership of AC Automotive Group, Inc. by the Company has been reduced to 16%. Due to the change in ownership percentage, the Company does not believe that it still has the ability to exercise significant influence over AC Automotive, Inc. Accordingly, consolidation is not considered appropriate. The Company's investment in AC Automotive Group, Inc. is therefore being reported under the cost method of accounting.

On December 11,1998, the Company, though its subsidiary, PMS, completed the sale of substantially all its leasing assets, leaving approximately 13% of its revenue producing vehicles after the sale. The consideration paid was $14,763,680 against balance sheet value of $17,851,023. As a condition of sale, PMS creditors were paid $14,537,000 in full and final settlement of the debt outstanding on the leased assets sold against a balance sheet value of $13,127,303 at an early settlement penalty of $1,409,697. In addition, a bank loan was restructured as follows. Upon completion of the sale, $1,815,000 was repaid to the bank. The balance of $4,449,245 has been converted into two loans; Loan A for $1,485,000 and Loan B for $2,964,245. Loan A of $1,485,000 is
repayable by July 31,1999, in the event of which Loan B of $2,964,245 will be forgiven. In the event that Loan A is not repaid by July 31,1999, the full amount outstanding on the two loans is repayable on demand. As a result of the sale, the Company wrote off its related goodwill, which had a carrying value of $8,444,147, at November 30,1998.

On February 19,1999, the Company announced that it had executed a Letter of Intent to acquire all of the issued and outstanding capital stock of DME, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. On March 31, 1999 the Company executed a definitive Share Exchange Agreement with DME on revised terms to which it agreed to issue 14,800,000 shares of it's common stock to members of DME. This increase in the number of shares issued is a result of the Nasdaq notification on March 12, 1999 that the Company's securities had been delisted. It was subsequently announced that the Company's common stock and warrants began trading on the NASD OTC Bulletin Board on May 17, 1999. The transaction was completed on June 18, 1999.

The Company also announced that it was selling it's wholly owned subsidiary, PMS, to Pride, Inc. for a nominal consideration of $1.00. PMS has a negative net worth and is winding down its operations. In addition, it was also announced the Company's 16% interest in AC Automotive Group, Inc. valued at $ 4,048,460 as at November 30, 1998 was being sold for a nominal consideration of $ 1.00.

As part of the transaction, the Company increased its authorized share capital from 10,000,000 shares of common stock to 30,000,000 shares of common stock and changed its name to DME Interactive Holdings, Inc. In addition, four new directors chosen by DME were elected to the Company's board replacing the officers of the Company who were serving as directors, who resigned on the closing of the transaction.

The Company had originally agreed to grant an option to Pride, Inc. to allow Pride, Inc. to acquire the shares in AC Automotive for the sum of $4,048,460, which is the value that such shares are carried in the Company's books. However, when the DME transaction was renegotiated, the Company agreed to renegotiate the AC Automotive, Inc. transaction, with the result that the Company agreed to the sale of the Automotive stock to Pride, Inc. for $1.00.

As part of the above transaction, the Company and the holders of approximately $1,425,000 principal of debt agreed to issue 2,850,000 shares of the Company's common stock in exchange for the principal and interest due under the notes. The Company has also entered into an agreement to repay the holder of $95,000 principal note the sum of $100,000 in exchange for the principal, whilst the remaining holder of a $95,000 principal note has commenced litigation which is expected to be settled by the end of June 1999.

NOTE 2- UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Moreover, due to the transactions described above, this financial information does not reflect the Company's current operations or financial condition. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Automotive Group, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of May 31,1999 and the results of its operations for the three months ended May 31,1999 and 1998 and cash flows for the three month periods ended May 31,1999 and 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 31, 1998.

NOTE 3-FIXED ASSETS

Fixed assets consists of the following:

                                                       May 31,      November 30,
                                                       1999              1998
                                                   -----------------------------
                                                     (unaudited)

Building and improvements                          $   784,599       $   784,599
Revenue producing vehicles                           3,232,534        26,880,979
Furniture, fixtures and machinery                      576,270           576,270
                                                   -----------------------------
                                                   $ 4,593,403       $28,241,848
Less: accumulated depreciation                       1,128,414         6,706,761
                                                   -----------------------------
                                                   $ 3,464,989       $21,535,087
                                                   =============================



NOTE 4-LIABILITIES

Included in liabilities as of May 31,1999, are amounts in the aggregate of $1,258,777 which are not due and payable until after May 31,2000. This amount consists of amounts due to loans payable and equipment notes payable.

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


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, DME Interactive Holdings, Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

GENERAL

During the three months ended May 31, 1999, the Company, through its subsidiary, completed the sale of substantially all its leasing assets. 972 vehicles and their related contracts were disposed of at a book loss of $3,087,343. This accounts for the large reduction in contract hire income and increase in vehicle sales when comparing the quarters ending May 31,1999 and May 31,1998 respectively. In addition to this sale, 44 additional vehicles were disposed of at a loss of $149,363. During the corresponding quarter in 1998, 94 vehicles were disposed of on termination of contracts at a profit of $98,351. No new business was written during this quarter in line with the Company's decision to reduce its leasing and fleet management assets. During the quarter ended May 31,1998, 67 new contracts were written at an average rental of $667 per vehicle.

No new business was written during this quarter in line with the Company's decision to reduce its leasing and fleet management assets. During the quarter ended May 31,1998, 67 new contracts were written at an average rental of $667 per vehicle. As of May 31, 1999, 54 vehicles were under lease. As a result of the sale of the leased assets, the intangibles were written off at November 30,1998. Fleet management income has also reduced substantially due to the termination of all contracts during the quarter.

Upon completion of the DME acquisition on June 18,1999, DME became a wholly owned subsidiary of the Company, which will have approximately 23 million shares of its common stock issued and outstanding, which also includes approximately 728,000 shares being issued in lieu of debt and costs of $364,000 and 740,000 shares of common stock being issued to Mason Hill, Inc. for its investment banking services in connection with the DME transaction.

The agreement also provides that Pride, Inc. will acquire the Company's 16 % interest in AC Automotive, Inc. stock and PMS for $1 each on completion of the acquisition. PMS is winding down it's operations and has negative net worth.

The Company had originally agreed to grant an option to Pride, Inc. to allow Pride, Inc. to acquire the shares in AC Automotive for the sum of $ 4,048,460 which is the value that such shares are carried in the Company's books. However, when the DME transaction was renegotiated, the Company agreed to renegotiate the AC Automotive, Inc. transaction with the result that the Company has now agreed to sell the Automotive stock to Pride, Inc. for $1.

On March 31, 1999 the Company's board of Directors unanimously authorized an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares from 10 million to 30 million shares of common stock and changing the name of the Company to DME Interactive Holdings, Inc. The amendment was approved by the majority of the shareholders of the Company on April 30, 1999 and took effect on June 18, 1999.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 1999 TO THREE MONTHS ENDED MAY 31, 1998

Revenues. Revenues decreased by $3,082,809 or 89% from $3,479,503 for the three months ended May 31, 1998 to $396,694 for the three months ended May 31, 1999. The decrease in revenues was a result of the sale of the Company's leasing assets.

Cost of Sales. Costs of sales decreased by $1,140,275 from $1,441,950 for the three months ended May 31, 1998 to $301,675 for the three months ended May 31, 1999. The decrease in costs of sales was a result of the sale of the Company's leasing assets.

General and Administrative Expenses. For the three months ending May 31,1999, general and administrative expenses decreased by approximately 33%, from $392,125 for the three months ended May 31, 1998 to $267,629 for the three months ending May 31, 1999, which is in line with the winding down of the leasing operations.

Interest and Financing Costs. Interest and other financing costs for the three months ended May 31, 1999 as compared to interest and financing costs for the three months ended May 31, 1998, were reduced substantially by approximately $ 450,000 due to the large reduction in Hire Purchase obligations and restructure of bank line of credit.

Net Loss. For the three months ended May 31,1999 and 1998, the Company reported, after amortization of goodwill of ($157,680 for 1998) a loss of $323,231 and $219,061 respectively.

COMPARISON OF SIX MONTHS ENDED MAY 31, 1999 TO SIX MONTHS ENDED MAY 31, 1998

Revenues. Revenues increased by $8,558,812 from $7,080,474 for the six months ended May 31, 1998 to $15,619,286 for the six months ended May 31, 1998. The increase in revenue was due primarily to the sale of the Company's leasing assets during the first quarter of the fiscal year.

Cost of Sales. Cost of sales increased by $15,164,173 from $2,922,537 for the six month period ended May 31, 1998 to $18,086,710 for the six month period ended May 31, 1999. The increase was the result of the disposal of 1,016 vehicles discussed above. This has resulted in a large reduction in depreciation due to the reduction in the fleet size when comparing the periods ended May 31,1999 and May 31,1998 respectively.

General and Administrative Expenses. General and administrative expenses remained unchanged when comparing the six month periods ending May 31, 1999 and 1998 respectively. Although overheads have been reduced substantially, the small decrease is a result of a large write off of uncollectible debtors amounting to approximately $250,000 and a provision of $100,000 for professional fees relating to the Company restructuring.

Interest and Financing Costs. Interest and financing costs increased by $460,000 when comparing the six month periods ended May 31,1999, and May 31,1998, respectively. Interest costs reduced substantially as a result of the reduction in Hire Purchase funding relating to the substantial asset sale and restructure of bank line of credit. However, this was offset by the early settlement penalty of $1,410,000 relating to the debt outstanding on the leased assets sold on December 11, 1998

Net Loss. The Company reported, after amortization of goodwill of ($315,360 for 1998) a loss of $5,077,800 and $413,708 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (utilized) provided from operating activities for the six month periods ended May 31,1999 and 1998 aggregated $1,017,101 and $1,925,017 respectively. The Company provided cash of $16,317,110 and $2,147,269 from the sale of fixed assets for the periods ended May 31,1999 and 1998 respectively. For the six month period ended May 31,1998, $5,492,212 was utilized to purchase revenue producing assets. Net cash utilized by the Company from financing activities amounted to $15,924,570 as against net cash provided of $896,503 for the six month period ended May 31,1999 and 1998 respectively

The Company is raising approximately $1,200,000 through a private placement of its common stock to provide working capital funding for the Company.

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The information required by this section is set forth in the Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Company on May 25, 1999 and is incorporated herein by reference.

Item 5.  Other Information

On March 12, 1999, the Company received notification from Nasdaq that its securities were delisted and on May 11, 1999, the Company's shares were listed on the OTC Bulletin Board.

On March 31, 1999 the Company executed a definitive Share Exchange Agreement with Digital Mafia Enterprises LLC ("DME") pursuant to which it agreed to issue 14,800,000 shares of it's common stock to shareholders of DME. Upon completion of the DME acquisition on June 18,1999, DME became a wholly owned subsidiary of the Company, which will have approximately 23 million shares of its common stock issued and outstanding, which also includes approximately 728,000 shares being issued in lieu of debt and costs of $364,000 and 740,000 shares of common stock being issued to Mason Hill for its investment banking services in connection with the DME transaction. In addition, effective June 18, 1999, the Company changed its name to DME Interactive Holdings, Inc.

The Company filed a Current Report on Form 8-K on June 25, 1999 reporting the June 18, 1999 transaction and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  Exhibit 3.1 - Amended Certificate of Incorporation

                  Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DME Interactive Holdings, Inc.
                                     (formerly known as Pride Automotive, Inc.)

                                     /s/ DARIEN DASH
                                     --------------------------------
                                     Darien Dash, President