Form 10QSB
period 1999-08-31
DME INTERACTIVE HOLDINGS INC
filed 1999-10-15
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

( ) Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 for the transition period from __________ to _________


                         DME INTERACTIVE HOLDINGS, INC.
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


Delaware                               0-27944                  98-0157860
--------------------------------------------------------------------------------
(State of Other Jurisdiction         (Commission              (IRS Employer
   of Incorporation)                 File Number)         Identification Number)


519 E. Palisade, Englewood Cliffs, New Jersey                         07632
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, Including area code                 201-816-1285
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
          (Former Name of Former Address, if Changed Since Last Report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes __X__ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of August 31, 1999 there were 23,356,599 shares of common stock outstanding.

===============================================================================

                         DME INTERACTIVE HOLDINGS, INC.

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of August 31, 1999 (Unaudited)

          Consolidated Statements of Operations for the Three Months ended August 31, 1999 (Unaudited) and August 31, 1998 (Unaudited) and for the Nine Months Ended August 31, 1999 (Unaudited) and August 31, 1998 (Unaudited)

          Consolidated Statements of Cash Flows for the Nine Months ended August 31, 1999 (Unaudited) and August 31, 1998 (Unaudited)

          Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION AND SUBSEQUENT EVENTS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                          PART I FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENT



                         DME INTERACTIVE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)





                                                                       As of
                                                                     August 31,
ASSETS                                                                  1999
                                                                    -----------
CURRENT ASSETS
 Cash                                                                 $ 357,750
 Accounts receivable                                                     11,645
 Employee Loan                                                           10,650
 Other receivable                                                        15,882
                                                                      ---------

    Total Current Assets                                                395,927

PROPERTY AND EQUIPMENT (Note 2)
    Property and Equipment, net                                          31,857
                                                                      ---------


       TOTAL ASSETS                                                   $ 427,784
                                                                      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                             $ 201,698
    Notes payable                                                       128,681
    Other liabilities                                                    36,804
                                                                      ---------

       TOTAL CURRENT LIABILITIES                                        367,183

LOAN FROM OFFICERS                                                      166,893


       TOTAL LIABILITIES                                                534,076
                                                                      =========

SHAREHOLDERS' DEFICIT:
     Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none issued or outstanding
    Common stock, $.001 par value;
     30,000,000 shares authorized;
     and 23,356,599 shares issued and
     outstanding                                                         23,357
    Additional paid-in capital                                          831,770
    Accumulated Deficit                                                (961,419)
                                                                      ---------
       TOTAL SHAREHOLDER'S DEFICIT                                     (106,292)
                                                                      ---------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' DEFICIT                                          $ 427,784
                                                                      =========


        See accompanying notes to the consolidated financial statements.

                         DME INTERACTIVE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Nine Months Ended           Three Months Ended
                                              August 31,                   August 31,
                                         1999           1998             1999           1998
                                        ------         ------           ------         ------


GROSS REVENUES                      $    325,980    $    189,428    $     67,219    $     59,667
                                    ------------    ------------    ------------    ------------

EXPENSES:
   Selling, General and
      Administrative Expenses            471,418         168,562         237,508          30,844
   Professional Fees                     344,051         111,938         188,126          19,000
   Salaries and Related Expenses         232,447          66,590         137,578          31,046
   Depreciation Expense                    8,998           7,628           6,639           1,769
                                    ------------    ------------    ------------    ------------

       TOTAL EXPENSES                  1,056,914         354,718         569,851          82,659
                                    ------------    ------------    ------------    ------------

   LOSS FROM OPERATIONS                 (730,934)       (165,290)       (502,632)        (22,992)
                                    ------------    ------------    ------------    ------------

   OTHER INCOME (EXPENSE):
    Net Interest Income/(Expense)         (4,339)            285           4,134            (259)
                                    ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION
FOR INCOME TAXES                        (735,273)       (165,005)       (498,498)        (23,251)

PROVISION FOR INCOME TAXES                  --              --              --              --
                                    ------------    ------------    ------------    ------------

NET LOSS                            $   (735,273)   $   (165,005)   $   (498,498)   $    (23,251)
                                    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
- BASIC + DILUTIVE                  ($      0.08)   ($      0.06)   ($      0.02)   ($      0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC + DILUTIVE         9,570,528       2,822,500      23,356,599       2,822,500










        See accompanying notes to the consolidated financial statements.

                         DME INTERACTIVE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                For the
                                                            Nine Months Ended
                                                               August 31,
                                                           1999         1998
                                                        ---------    ---------

CASH FLOWS FROM OPERATING
    ACTIVITIES:


     Net loss                                            ($735,273)   ($165,006)
       Adjustments to reconcile net loss
         to net cash used in operating
         activities:
         Depreciation                                        8,998        7,628
       Changes in certain operating assets
         and liabilities:
         (Increase) decrease in:
           Accounts receivable                             (11,644)        --
           Employee loans                                   49,915      (59,981)
           Due from affiliate                              (15,852)         276
          Increase (decrease) in:
           Accounts payable and accrued expenses           213,007       16,878
           Other liabilities                               (37,836)      75,000
                                                         ---------    ---------
       Net cash (used in) operating
           activities                                     (528,685)    (125,205)
                                                         ---------    ---------
INVESTING ACTIVITIES:
     Acquisition of property and equipment                  (8,010)     (12,674)
                                                         ---------    ---------

FINANCING ACTIVITIES
    (Repayment) and proceeds from officer's loans         (110,276)     138,500
     Proceeds from notes payable                           128,681         --
     Proceeds from merger                                  855,127         --
                                                         ---------    ---------
      Net cash provided by financing
           activities                                      873,532      138,500
                                                         ---------    ---------

Net increase in cash and
      cash equivalents                                     336,837          621

CASH AND CASH EQUIVALENTS:
     Beginning of period                                    20,913         --
                                                         ---------    ---------

     End of period                                       $ 357,750    $     621
                                                         =========    =========








        See accompanying notes to the consolidated financial statements.

                         DME INTERACTIVE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Business Organization And Activity

         DME Interactive Holdings Inc. ("DME" or the "Company) is an advanced technology provider offering an array of digital products and strategic services ranging from Internet, Intranet and Extranet development and maintenance, and turnkey e-commerce solutions to online advertising and software creation.

         (B) Business Merger

         The accompanying unaudited consolidated financial statements of DME include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. On June 18, 1999, Pride Automotive Group, Inc. ("PAG"), pursuant to an agreement concerning the Exchange of Common Stock dated March 30, 1999 as amended ("Agreement"), exchanged 14,800,000 shares of its Common Stock (representing approximately 64% of the outstanding shares after the exchange) for all of the membership interests of Digital Mafia Entertainment, LLC (the "LLC"). In connection with the exchange, PAG sold all of its interest in its two operating subsidiaries to Pride, Inc., its parent and owner of more than 50% of the outstanding common stock of the Pride prior to the transaction, for $1.00 each. Those disposed subsidiaries accounted for substantially all of the revenue and expenses reflected in PAG's historical financial statements that had previously been filed with the Securities Exchange Commission. As a result of such transactions, the LLC became a wholly owned subsidiary of PAG. For accounting purposes, the exchange is treated as a reverse acquisition (recapitalization), that is, as if the LLC acquired PAG. On June 18, 1999, PAG changed its name to DME Interactive Holdings, Inc. As a result, the historic financial statements of the Company are those of the LLC. The deemed acquisition will be accounted for using the purchase method of accounting and the financial results of the Company will be consolidated with those of the LLC commencing on June 18, 1999.

         In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended June 17, 1999, included in the Form 8-K filed by the Company with the Securities and Exchange Commission as amended in the Form 8-K/A filed by the Company with the Securities and Exchange Commission on September 7, 1999. The consolidated results of operations for the quarter ended August 31, 1999, are not necessarily indicative of results for the full year.

         (C)  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchases with an original maturity of three months or less to be cash equivalents.

         (D)  Use of Estimates

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (E)  Reclassification

         Certain prior year amounts has been reclassified to conform with current period presentation

         (F)  Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards has been offset by a deferred tax valuation allowance on the entire amount.


NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using the straight line method over the estimated economic useful life of 3 to 5 years when placed in service. Maintenance and repairs are charged to expense as incurred.

         Property and equipment at August 31, 1999 consisted of the following:


                  Office equipment                                  $  32,772
                  Furniture and fixtures                               13,772
                  Software                                              1,950
                                                                     ---------
                                                                       48,494
Less: Accumulated depreciation                                        (16,637)
                                                                     ---------
Total property and equipment                                        $  31,857
                                                                    ==========


NOTE 3 - EARNINGS PER SHARE:

         The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," effective July 7, 1997. Under SFAS No. 128 basic earnings per share excludes any dilution for Common Stock equivalents and is computed on the basis of net income divided by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that occur if options or other securities or contracts entitling the holder to acquire shares of Common Stock were exercised or converted, resulting in the issuance of additional shares of Common Stock that would then share in earnings. However, diluted earnings per share do not consider such dilution if its effect would be to reduce the loss per share ("anti-dilutive").


NOTE 4 - RELATED PARTY TRANSACTION:

         The Company shared rental space with a related company. Some administrative expenses of each company may from time to time be paid by the other company. The amount outstanding due from the related company was $15,882 as of August 31, 1999.

NOTE 5 - SUBSEQUENT EVENTS

         (A) Lease Commitments

         In September 1999, the Company entered into a lease agreement for its office space under a non-cancelable operating lease, which expires April 28, 2010. Over the term, the minimum lease payments will total $3.3 million.

         (B) Employment Agreement

         On September 3, 1999 the Company entered into an employment agreement with a Senior Vice President of DME. The effective date of this agreement is August 1, 1999, and is for a period of three years at which time it can be renewed by mutual agreement of both parties. The agreement may be terminated at any time by mutual written agreement by the parties. The consideration is $125,000 annually to be paid at regular payroll periods. As additional compensation, the Company is issuing a total of 60,000 stock options exercisable at annual intervals ranging from August 1, 1999 to August 1, 2002 at a $2.00 exercise price.


NOTE 6 - STOCKHOLDER'S DEFICIT

         DME's articles of incorporation, as amended, authorize the issuance of up to thirty million (30,000,000) shares of common stock, $.001 par value per share. No preferred stock has been authorized by DME.

         Warrants

         Currently, 2,300,000 redeemable common stock purchase warrants (the "Warrants") are outstanding. The Warrants were issued in the initial public offering in 1996. Each warrant gives the holder the right to purchase one share of DME's Common Stock, subject to adjustment in certain events at an initial price of $5.75 per share. The Warrants will be exercisable until April 23, 2000. DME may redeem the Warrants at any time upon 30 days notice at a redemption price of $.05 per Warrant, provided that the closing bid quotation of the Common Stock for at least 20 consecutive trading days ending not more than 15 days prior to the date on which DME provides notice has been at least 150% of the then effective exercise price of the Warrants.



ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements involving risks and uncertainties based on management's current expectations, estimates and projections about the internet industry and the evolution of on-line Internet commerce. All statements in this 10-Q related to DME's changing financial operations and expected future growth or profitability constitute forward-looking statements. The actual results may differ significantly from those anticipated or expressed in these statements. The following discussion and analysis should be read in conjunction with the unaudited financial statements. The results of interim periods are not necessarily indicative of the results to be obtained in a full fiscal year.

OVERVIEW

         DME Interactive Holdings, Inc. is an Internet professional services firm and is a leader in developing Internet marketing services aimed at the urban minority market. We provide creative, technology and strategic services that we believe will enable our clients to gain a competitive advantage in creating, enhancing and benefiting from relationships with African-American and Latino-American customers. We derive our revenues from services performed under one of three pricing arrangements: maintenance, time-and-materials and fixed-price.

         We bill and recognize revenues from time-and-materials projects on the basis of costs incurred in the period. We use a standardized estimation and work plan development process to determine the requirements and estimated price for each project. This process takes into account the type and overall complexity of the project, the anticipated number of personnel of various skill sets needed and their associated billing rates, and the estimated duration of and risks associated with the project. Management personnel familiar with the production process evaluate and price all project proposals.

         We recognize revenues from fixed-price projects using the percentage-of-completion method based on the ratio of costs incurred to the total estimated project costs. Fees are billed to the client over the course of the project. We estimate the price for fixed-price projects using the same methodology as time-and-materials projects. All fixed-price proposals must first be approved by a member of our senior management team. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. We report revenue net of reimbursable expenses.

         We bill and recognize revenues from maintenance agreements on a monthly basis while the agreement is in effect. We believe that maintenance arrangements are indicative of our strong, long-term relationships with clients which yield significant benefits both to our clients and to us. We believe that we will achieve greater predictability of revenues and higher revenue growth with clients who engage us in maintenance-based relationships. Maintenance agreements are generally one to two years in length and include a renewal clause. Typically, maintenance relationships with clients result in additional fixed-price and time-and-materials projects. Maintenance fees currently represent a small percentage of our overall revenues. Consistent with our focus on long-term relationships, our goal is to increase our number of maintenance-based arrangements.

         Our revenues and earnings are affected by a number of factors, including:

         -  the amount of business developed from existing relationships;

         -  our ability to meet the changing needs of the marketplace;

         -  employee retention;

         -  billing rates;

         -  our ability to deliver complex projects on time; and

         -  efficient utilization of our employees.

         Many of our business initiatives are aimed at enhancing these factors. Further, we believe that our focus on maintenance-based arrangements will continue to improve the predictability of our quarter-to-quarter results.

         Our expenses include direct salaries and costs, sales and marketing, general and administrative and depreciation. Direct salaries and costs includes salaries, benefits and incentive compensation of billable employees and other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses and the salary and benefit costs of personnel in these functions. General and administrative expenses include the salaries and benefits costs of management and other non-billable employees, rent, accounting, legal and human resources costs. Depreciation expenses primarily include depreciation of technology equipment and furniture and fixtures. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

         To date, we have grown organically by attracting new clients, attracting new professional staff and expanding the range and complexity of the services that we offer. In the future, we intend to grow revenues by pursuing a strategy of increasing revenue from existing lines of businesses, business alliances and through developing new lines of business.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1999 TO THREE MONTHS ENDED AUGUST 31, 1998

         REVENUES. Revenues for the third quarter of 1999 increased by $7,552 or 12.7% over the comparative quarter of 1998. The increase in revenues in both periods was attributable to several factors, including: an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings provided by DME.

         SELLING, GENERAL AND ADMINISTRATIVE.Selling, general and administrative expenses increased $206,664 in the third quarter of 1999 from the third quarter of 1998. These increases were primarily due to the process of establishing the necessary infrastructure to enable DME to meet its revenue growth goals over the next 24 months.

         PROFESSIONAL FEES. Professional Fees were $188,126 in the third quarter of 1999 compared to $19,000 during the third quarter of 1998. Professional fees increased $169,126 in the third quarter of 1999 from the third quarter of 1998. The increases were primarily due to the increase usage for accounting, consulting and legal services.

         SALARIES AND RELATED EXPENSES. Salary expenses for the third quarter of 1999 was $137,578 compared to $31,046 during the third quarter of 1998. This is an increase of $106,532 over the comparative quarter of 1998. This increase was the result of hiring additional salaried employees to support the Company's internal growth and expanded service offerings.


COMPARISON OF NINE MONTHS ENDED AUGUST 31, 1999 TO NINE MONTHS ENDED AUGUST 31, 1998

         REVENUES. Revenues for the first nine months of 1999 increased $136,552 or 72.1% over the first nine months of 1998. The increase in revenues was attributable to several factors, including: an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings provided by DME.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $302,856 for the first nine months of 1999 compared to the first nine months of 1998. These increases were primarily due to the process of establishing the necessary infrastructure to enable DME to meet its revenue growth goals over the next 24 months. During the nine month period the Company incurred $550,964 in expenses that were mainly associated with the development of the aforementioned infrastructure.

         PROFESSIONAL FEES. Professional Fees were $344,051 in the first nine months of 1999 compared to $111,938 during the first nine months of 1998. Professional fees increased $232,113 in the first nine months of 1999 from the first nine months of 1998. The increases were primarily due to an increase usage for accounting, consulting and legal services.

         SALARIES AND RELATED EXPENSES. For the first nine months of 1999, Salary expenses increased to $232,447 compared to $66,590 during the first nine months of 1998. This is an increase of $165,857 over the first nine months of 1998. This increase was the result of hiring additional salaried employees to support the Company's internal growth and expanded service offerings.

LIQUIDITY

         At August 31, 1999, the Company had $357,390 of cash and cash equivalents compared to $621 at August 31, 1998. Prior to the reverse merger (recapitalization) transaction on June 18, 1999, the Company's primary source of liquidity had been proceeds from officer's loan and operating cash flows.

         Net cash used in operating activities was $529,045 for the nine months ended August 31, 1999 compared to $125,205 used during the comparable period of 1998. During the nine months ended August 31,1999, net cash used in operating activities was primarily attributable to the process of establishing the necessary infrastructure that will enable DME to meet its revenue growth goals over the next 24 months. During the comparable period of 1998, net cash used in operating activities was primarily attributable to an increase in accrued expenses and other liabilities.

         Net cash used in investing activities was $8,010 for the first nine months of 1999 compared to $12,674 used during the comparative period of 1998. The use of cash for investing activities in 1999 and 1998 was attributable to the acquisition of property and equipment.

         Net cash provided in financing activities was $873,532 for the nine months ended August 31, 1999 compared to $138,500 provided by financing activities during the first nine months of 1998. The cash provided for financing activities during 1999 was primarily the result of proceeds from the private placement of common stock for the reverse acquisition (recapitalization) transaction. The primary sources of cash from financing activities during the first nine months of 1998 was $138,500, proceeds from officer's loans.

         The Company believes that cash generated from its operations in fiscal 1999-2000 will be sufficient to fund its operations and continue the Company's growth strategy. Concurrently, the Company is pursing external financing. There can be no insurance that such additional capital will be available when needed. The inability to obtain such financing, if needed, could adversely affect the Company's ability to achieve its business objectives.



IMPACT OF YEAR 2000 ISSUE

         BACKGROUND. Many computer programs have been written using two digits rather than four to identify the year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize this information could fail or generate miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This situation is commonly referred as the Year 2000 or "Y2K" problem.

         SCOPE AND IMPACT OF Y2K ON DME. DME uses standard off the shelf accounting software package for all of its accounting requirements. Management has contacted the software vendor and determined that the accounting software is Microsoft based and management continually monitors the Year 2000 status of such software. Costs of investigating internal and external Year 2000 compliance issues have not been material to date.

         DME may experience material problems and costs with Y2K compliance that could adversely affect its business, results of operations and financial condition. DME has not yet fully developed a contingency plan to address situations that may result if it is unable to achieve Y2K readiness of its critical operations. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Y2K compliance failures and related service interruptions.

         UNCERTAINTIES AND CONTINGENCIES. DME presently believes that with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. Management does not believe that DME will incur significant operating expenses or be required to invest heavily in computer system improvements to be Y2K compliant. However, even if such modifications or conversions are not made, or are not completed timely, DME would be able to continue operations manually. This would result in more cumbersome and less efficient operations but is not currently expected to have a material adverse effect on DME's business, operations or financial condition.

         However, there is no guarantee that the software of other companies on which DME's software relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with DME's systems, would not have a material adverse effect on DME and its operations. Significant uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance.



                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. None.

(b) REPORTS ON FORM 8-K. On June 25, 1999 the Company filed a current report on Form 8-K relating to the reverse acquisition (recapitalization) of Digital Mafia LLC on June 17, 1999 and reporting changes in control of Company, acquisition or deposition of assets, (ITEM 2) and change in certifying accountants (ITEM ). The financial statements relating to the reverse acquisition (recapitalization) ITEM 7, were filed by amendment to the Form 8-K on September 7, 1999.

SIGNATURE

         Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 14, 1999                            DME Interactive Holdings, Inc.


                                            By:________________________
                                                     Andre H. McKoy
                                            Executive Vice President, Finance