Form 10KSB
period 1999-12-31
DME INTERACTIVE HOLDINGS INC
filed 2000-03-09
CIK 1004124

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ------------------------------------------------

                                   FORM 10-KSB

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from December 1, 1998 to December 31, 1999

                         Commission File Number 0-27944

                         DME INTERACTIVE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                          98-0157860
(State or other jurisdiction of                          (Employer I.D. No.)
incorporation or organization)

                  39 Broadway, New York, NY              10006
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:            (212) 422-6600
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                    Redeemable Common Stock Purchase Warrant

                                ----------------

                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. { }

         The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the OTC Bulletin Board on February 25, 2000 was $65,805,663. As of February 25, 2000 there were 25,964,666 shares of Common Stock, par value $.001 per share, outstanding.

                                     PART I


ITEM 1.  BUSINESS

         This Form 10-KSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward looking statements" These statements are commonly identified by the use of such terms and phrases as "intends", "expects", "anticipates", "estimates", "seeks" and "believes". You are urged to note the description of our plans and objectives for future operations, assumptions underlying these plans and objectives and other forward-looking statements included in "Business" and "Management's Discussion And Analysis" of this Form 10-KSB. These descriptions and statements are based on management's current expectations. Our actual results may differ significantly from the results discussed in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section attached hereto as an Exhibit and elsewhere in this Form 10-KSB.


OVERVIEW

         We are an advanced technology company that provides corporate Internet strategy and development services and advertising services, which we refer to as digital communication solutions, primarily to clients seeking to reach the urban African-American and Latino markets. We are in the process of developing our own web sites which will include content, developed by us and others, of interest to our target urban minority market. These web sites are known as online resource communities. We recently entered into an agreement with America Online, Inc. and CompuServe Interactive Services, Inc. for the development of an urban branded Internet service provider that will feature our PLACES OF COLOR online resource community. We believe that the integration of our digital communication solutions with our targeted online resource communities provides us competitive business and consumer advantages.

Our digital communication solution services include:

 - Internet strategy
 - Advertising solutions
 - E-commerce
 - Internet program tracking and analysis
 - Information architecture and navigation
 - User interface design
 - Brand development and management
 - Promotional strategies


         Since our inception in 1996, we have provided services to more than 30 clients, including Otis Elevator, Def Jam Records, MSBET, HBO HomeVideo, Cybersites, Stress Magazine, W-Trade, UrbanMall.com, Motown Records, NY Knicks, and Flavor Unit Entertainment. We use leading technologies to provide our clients with highly specific digital communication solutions that can be integrally linked to their business functions. We seek to combine the brand promotion skills of a traditional full service advertising firm with the innovation and technological skills of the new, young web site design companies.

         Although Internet use in the urban minority market lags behind America as a whole, it is growing. We are actively trying to promote the growth of Internet use among businesses and consumers in the urban minority market. We believe that we will be able to position ourselves as one of the leading minority digital communication solutions companies as such use develops. Additionally, we believe that our digital communication solutions often are attractive and entertaining to people of all backgrounds.

         We are in the process of expanding our business by developing online resource communities which are designed to provide a variety of content of interest to our target market of African-Americans and Latinos. Currently, we are developing two on-line resource communities, PLACES OF COLOR and Fan4Life.

         In February 2000, we formed a strategic partnership with America Online, Inc. and its wholly owned subsidiary CompuServe Interactive Services, Inc. This alliance will enable the official launch of an urban branded Internet service provider hosted by AOL/CompuServe and featuring the PLACES OF COLOR online resource community. AOL, through CompuServe, will provide all interactive services, including email, instant messaging, chat rooms and news briefs as well as "back end" services for PLACES OF COLOR, including customer service, billing, dial up access numbers, and web site hosting and other technical infrastructure. We will provide relevant content and be responsible for all marketing and advertising for PLACES OF COLOR. We will receive a portion of the subscriber fee from AOL and derive revenue from the advertising and affiliate relationships with content providers and e-commerce partners.

         We believe PLACES OF COLOR will be attractive to businesses as an advertising and commerce medium because it will provide a means for reaching the urban minority markets that we believe traditional marketing and distribution have been unable to access in an effective manner, if at all. We are actively seeking to establish relationships with content providers and other companies to whom the urban minority market may be attractive. PLACES OF COLOR is presently in prototype testing. We expect it to be completed in April 2000.

         Fan4Life is an online resource community aimed at fans of celebrities who represent, and have popularized, the urban culture, as well as personalities from sports and entertainment. In conjunction with the celebrity, we develop personal histories, current news, an e-commerce souvenir gift shop, horoscopes and chat rooms about or related to the celebrity. Fan4Life is almost fully operational and presently we are negotiating with additional celebrities to be added to the site.

         As a company majority owned and managed by African Americans, we have a social mission to hasten and promote computer and Internet usage by minorities. We believe this social mission supports and integrates with our business goals of growing revenue, achieving significant profitability and maximizing shareholder value by becoming a leader in digital communications for African-Americans and Latinos.

         In fulfilling our mission, we seek to assist non-profit and governmental organizations in promoting the use of the Internet in minority communities and actively encourage other businesses to assist us in this goal. We believe that the strategic relationship with AOL and the launch of "Places of Color, Powered by CompuServe" are important steps in starting to bridge the digital divide. We are seeking to enter into other strategic relationships so we, along with other parties, can promote computer ownership, computer literacy and technology training in the urban minority market. We believe that increased Internet usage in those communities will increase the potential base of customers for our clients and prospective clients, which, in turn, will increase the number of clients seeking our services.


OUR DIGITAL COMMUNICATION SOLUTIONS BUSINESS

Industry Background

         The Internet has rapidly emerged as a significant interactive medium for worldwide communication, instant access to information and e-commerce. International Data Corporation estimates that the number of Internet users worldwide will increase from approximately 196 million at the end of 1999 to more than 502 million by the end of 2003. We believe this rapid growth is primarily attributable to the increasing number of personal computers in homes and offices, technological advances that provide easier, faster and cheaper access to the Internet, and the proliferation of products, content and services available on the Internet at competitive prices.

         We believe increasing numbers of customers will engage in e-commerce as online retailers take advantage of the recent technological improvements associated with the Internet that allow the integration of one-click buying, intelligent product recommendations and near real-time customer service. International Data Corporation estimates that the number of customers making purchases on the Internet will grow from approximately 48 million in 1999 to approximately 183 million in 2003. In addition, International Data Corporation predicts the total value of goods and services purchased annually over the Internet will increase from approximately $111.4 billion in 1999 to approximately $1.3 trillion in 2003.

         Presently, the digital communication solutions are largely Internet based. As the Internet has developed, companies have begun to use it to strengthen customer relationships, improve operational efficiency and spur product innovation. Initially, companies developed "read only" brochures like Web sites that lowered marketing and service costs and increased customer awareness. Companies later added transaction and commerce functionality to their online resources to enable two way sharing of data and information among businesses and their constituents, including end customers, suppliers, business partners and employees. These transaction and commerce capabilities have changed the business environment by introducing new marketing and distribution channels, and prompting new customer needs.

         Perhaps most importantly, the Internet enables consumers and business partners to transact on an interactive basis with companies at any time and from any location. This presents businesses with a greater opportunity and incentive to recognize the tastes and trends in their target markets. By using digital communication solutions to satisfy these tastes and trends, we believe that businesses can build a long lasting, ongoing relationship that fosters greater customer loyalty, increases margins and enables new markets. E-commerce provides merchants the ability to reach a global audience, reduce overhead, and achieve greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, the volume of business transacted on the Internet is growing significantly. These merchants may also be able to reach customers that, due to geography or other factors, they were not able to reach before.

         As the Internet developed and became more competitive, companies required a broader range of information technology services, including strategy, architecture design, application development and systems integration. Therefore, companies seeking to do business on the Internet are increasingly engaging Internet professional services firms to provide integrated strategy, creative and technology services. Forrester Research, Inc. (Forrester) projects that the size of the worldwide Internet professional services market will grow from $2.4 billion in 1997 to $32.8 billion in 2002, a compound annual growth rate of 68.7%. Internet-based solutions include intranets, extranets and Web sites. An intranet is an internal company network that utilizes various Internet Protocols to allow employees access to corporate information and internal business applications. An extranet is a secure Internet Protocol network environment that links the company with customers and suppliers and effectively integrates the stages involved in the delivery of the company's products or services. Web sites present an opportunity for electronic commerce, Internet branding and the delivery of information and entertainment services.

         The growing demand for creative digital communication solutions has led to a significant market opportunity for firms, such as DME INTERACTIVE, that combine creative and strategic skills aimed at a significant and growing market with an integrated technology service offering.

The Urban Minority Internet Market

         To date, the urban minority market has lagged behind the rest of the United States in computer and Internet use. While the ownership of personal computers has grown significantly for minority groups since 1994, African Americans and Latinos still lag far behind the national average. According to the 1999 U.S. Department of Commerce National Telecommunications and Information Administration report, Falling Through the Net: Defining the Digital Divide, 46.6% of White households own a computer, more than twice the rate of African American (23.2%) or Latinos (25.5%) households. A gap persists even at incomes greater than $75,000, where 76% of white households own personal computers as compared to 64% for African-Americans. According to the same study conducted by the Department of Commerce similar disparities exist in regard to Internet access.

         The purchasing power of the urban minority market is growing. The Selig Center for Economic Growth projects that the nation's African American buying power has risen from $308 billion in 1990 to $533 billion in 1999, up by 72.9% in nine years, a compound annual rate of growth of 6.3% This rate of growth outpaces the United States as a whole, which experienced an aggregate growth of 56.7%. The Selig Center predicts that African American buying power will grow more than two-and-one-half times as fast as inflation. In 1999, the national share of total buying contributed by African Americans is expected to be 8.2%, up from 7.4% in 1990. We believe that substantially above-average growth in African American buying power creates tremendous opportunities for businesses that concentrate on such markets. Furthermore, according to the National Council of La Raza, the buying power of the total Latino population was estimated at $350 billion in 1997, an increase of 66.0% since 1990. The Latino share of total national buying power is predicted to increase to 5.9% of the nation's total for 1999 from 5.0% in 1990, according to projections by the Selig Center for Economic Growth. Furthermore, the number of Latino-owned businesses is rising dramatically.

         A large part of the urban minority market is young and rapidly growing. The number of African Americans aged 14-17 and 18-24 is projected to increase 16% and 15%, respectively between 1996 and 2000. According to the US Census Bureau, Latino youth aged 16-24 will grow over three times as fast as the overall population in that age group between 2000 and 2005. Latino teens currently make up 13.6% (4.3 million) of all teens and will become the largest minority teen group by 2000, comprising 16% of all teens. American Demographics (May 1999) cites the nation"s nearly 30 million teens spending over $140 billion in 1998, with Latinos contributing $20 billion (14%) of the expenditure outlay. Because advertisers often deem young people to be more receptive to advertising, these statistics suggest that companies should be willing to increase spending on advertising to the urban minority market.

         Statistics prove that minorities contribute significantly as consumers to the general market economy. However, we believe that many businesses have yet to utilize digital interactive solutions to target the urban minority market. Furthermore, few Interactive service firms have targeted this as a principal area of business development. We believe that there are significant opportunities for a company such as DME Interactive that is providing digital communication solutions to businesses trying to reach the urban minority market.


Our Digital Communication Solutions

         We provide creative, technology and strategic services that will enable our clients to gain a competitive advantage in their efforts to form relationships with African-American and Latinos customers. Our business strategy includes the following key elements:

         Market Focus and Experience

         We generally provide services to clients who are targeting the urban minority market. The clients are not necessarily minority owned, but are entities ranging from small businesses to divisions of Fortune 500 companies that are seeking to take advantage of the growing, increasingly prosperous, urban minority market. Our familiarity with this market allows us to create digital communication solutions that are relevant, interesting and engaging to these communities. We have experience developing Internet marketing campaigns and e-commerce Web sites that are targeted at the urban minority market.

         The professional and personal experiences of our designers, production, sales, business development, marketing and client services team members allow us to identify with the consumers in the urban minority market. Therefore, we are familiar and comfortable with the products, businesses, celebrities and styles that appeal to this market. The diversity of our staff strongly reflects the broad scope of multi-cultural perspectives and concerns that have become increasingly popular and inclusive among the general market.

         Although we design digital interactive solutions for the urban minority market, we expect our products and service capacity to have a broader appeal. The urban minority market has become the trend-setting market for Generation X and Y (or, as they are sometimes called, Generation E). Young people of all demographic backgrounds are seeking to adopt or create trendy forms of urban expression from music to fashion. Therefore, we believe our market focus will help us gain clients who aspire to be among the leading edge contributors to these trends, as well as products targeted exclusively at this market segment.

         Interactive Service Focus and Experience

         Since our founding in 1996, we have focused primarily on Internet and other digital technologies and their implications for businesses. We continuously refine our services by staying at the forefront of the rapid evolutions in digital communications. We believe this experience and technological skill provide a competitive advantage over less experienced competitors in developing digital communication solutions for our clients. If a company simply tries to translate an existing marketing campaign to the Internet, it is unlikely to take full advantage of the Internet"s interactive capabilities and e-business opportunities. We seek to create highly specific new media solutions that can be integrally linked to our clients" business functions.

         Integrated Full Service Offering

         We provide integrated strategy, creative and technology services in a seamless package. We deliver interactive strategies starting from the initial assessment of a client's positioning and needs through post implementation analysis and development. We believe that our comprehensive integrated service offering results in time and cost savings for our clients and also increases the likelihood that their projects will be completed successfully. Furthermore, we believe that our interactive services result in digital communication solutions that are more effective for our clients than those developed by internet service providers who focus exclusively on Web site design and related technology issues.

         Relationships with Clients

         We seek to develop long-term partnerships with our clients. We become familiar with their businesses and work closely with senior management to understand, predict and address our clients' evolving strategic business needs.

         When we are engaged, we assign a dedicated multi-disciplinary team of professionals to work with our client during each phase of the initial project and on future projects. We share our experience and knowledge with our clients to enhance their familiarity with the Internet and its capabilities.

         In planning, designing and deploying Internet solutions, We base our work on the needs of our clients' customers. We focus on our clients' customers because these individuals ultimately determine the success of our clients' Internet businesses. Our approach enables us to establish a solid and effective base from which our clients may develop their interactive relationships. We work with our clients to assess their customers' needs and create digital communication solutions that increase the productivity of these relationships. This analysis includes usability and immersibility studies as well as prototyping.

Growth Strategy

         We intend to increase revenue in our digital communication solution business by employing the following strategies:

         Development of DME Interactive brand name

         We are building a distinctive brand in the Interactive/Internet professional services market targeted at the urban minority market. Our internal marketing and corporate communications teams promote our brand through our efforts to promote the use of the Internet in minority communities. We receive additional promotion from media coverage and from the awards that we have received for our work. Our brand enables us to more effectively attract clients and employees. We seek to be among the most dependable full-service consultancy agencies among Internet service professions in both general and urban minority markets. We strive to be the agency of choice for businesses choosing a digital communication services provider to aid them in reaching the urban minority market.

         The most important component in building the DME Interactive brand name in connection with digital interactive services is to continue to assist our clients in the creation of impressive, successful Internet marketing campaigns and e-businesses. We commit to each client to provide high-quality products that enhance the sales, productivity and competitiveness of their business enterprise.

         Continue to Build Long-Term Relationship with our Clients and Other Leading Global Companies

         We believe that strong, long-term relationships with clients yield significant benefits both to our clients and to our business. The depth and breadth of our client relationships are demonstrated by our integral involvement in developing Interactive strategies, including the planning and budgeting process, for a number of our clients. In addition, we have retainer-based relationships with a number of these clients and plan to increase the number of clients whom we work with in that capacity. We believe that our record of client satisfaction has contributed to an increase in the magnitude, scope and complexity of services requested by many of our clients.

         Further Enhance our Multi-Disciplinary Team Approach

         Because our work requires familiarity with multiple disciplines, we believe that digital interactive solutions are most effective when delivered through integrated, multi-disciplinary client teams. We provide all our services through client-centered "think tanks" that include strategy, designing, technology, project management, sales, marketing and client services professionals. Our client teams, and the culture of teamwork that they engender, shape the overall structure and operation of our company. We will continue to invest in and nurture our team-based organization in order to best fulfill our clients' needs.

         Attract and Retain the Highest Quality Professionals and Facilitate Employee Development through Training, Culture and Support

         We believe that attracting and retaining high quality professionals is critical to our success. Our culture is an integral part of our ability to attract and retain quality professionals. We provide a stimulating and nurturing work environment which has worked to increase employee satisfaction. We will continue to invest in training and staff development resources for our employees. In addition, we offer a competitive compensation package, including broad-based equity ownership through the stock-option plan that we are in the process of establishing.

         Additionally, we seek to hire professionals who are familiar with the markets in which we specialize. By hiring people from urban minority communities, we are best able to create digital communication solutions that are attractive and meaningful to those communities.

         In September, 1999, we hired five new employees who had been part of a New York based interactive strategies and production firm. We are utilizing the contacts of those employees to expand our customer base and their experience to broaden our range of services.

         Develop New High-Value Services to Benefit our Clients

         We seek to build leadership positions in high value-added services such as Internet advisory, consulting and planning services, Internet commerce services, as well as online branding and marketing services. We believe that these services provide opportunities for high margins and strong growth, and help differentiate us from our competitors. We have developed, and will continue to develop, new digital communication solutions as our clients' needs evolve and as new technologies emerge. We are currently working with many emerging technologies and stay current with industry developments through our dedicated team of technical specialists who continually evaluate new technologies and develop innovative solutions. In the near future we look to incorporate technologies such as wireless and broadband network devices.


Our Digital Communication Services

         We offer a comprehensive range of services to deliver digital interactive solutions designed to improve clients' business processes. In each consulting engagement, the client can contract for the specific DME Interactive services that it requires, depending on the nature of the engagement and the resources of our client. We work with our client to determine its strategic market position, business requirements and capabilities and then determine the ways in which digital communication solutions can most improve our client's business processes. We then deliver recommendations, which define the strategic basis for a specific digital communication solution that takes into account the client's budget, timeline and available resources. To date, the majority of our engagements have been the development of Internet web sites targeted predominantly at the urban minority market.

         After we and the client have determined the parameters of the Internet project, our digital communication solution development and deployment methodology consists of five phases. Client needs and budgets vary and not all five phases are necessarily performed by DME Interactive in each engagement. Those five phases consist of:

         Analysis and Design. Once the strategic groundwork has been established, we translate our client's strategic requirements into a system or process design architecture and a blueprint that defines the roles the system will perform to meet those requirements. Our objective is to design, build and deploy a solution that is logically planned, scales well over time, is sufficiently secure, and is easy to use, administer and manage.

         Technology Development. In the development phase, we build a testable version of the web site. We design, code, integrate and test all necessary programs and components using a broad range of expertise, including object-based and relational database systems; electronic commerce systems; implementation of third-party applications and security technologies; and integration of hardware, software and Internet access products. Our experienced graphic designers also work to create a compelling user interface for the solution to enable it to attract and hold the attention of our client's target audience while conforming to our client's brand image and marketing campaigns. In performing these functions, our professionals benefit from access to an extensive library of re-usable software and content objects.

         Implementation and Integration. In the implementation phase, we test the web site created in the development phase and ready it to be deployed into a full production system. We deliver the system to our client, install it, convert and initialize all necessary data, perform acceptance testing and put the system into operation. We maintain third-party vendor relationships that offer our clients secure, state-of-the-art, high-availability Intranet, Extranet and Web site hosting and integrated services for relational databases, workgroup collaboration, streaming audio and video, management and monitoring, e-mail and secure electronic commerce.

         Audience Development, Sale of Advertising. We work with our client to develop a strategy for achieving its online marketing objectives by increasing Web site traffic, strengthening brand awareness and generating sales leads.

         Additionally, we assist our clients in finding businesses who want to advertise on their web sites. Our knowledge of the urban minority market and contacts with companies targeting that market enable us to assist our clients in identifying potential. We also help educate these businesses in the benefits of advertising via the Internet to the urban minority market.

         Maintenance. We can provide our client with ongoing support services for its Web site, from content maintenance to site administration, for as long as the client wishes. Our technical staff can also assist clients on a case-by-case basis to resolve technical problems, provide assistance with the hosting environment, and deliver support for Internet solution software.

Marketing and Sales

         Our marketing program focuses on extending our brand, generating incremental revenue and increasing our visibility. We supplement our marketing efforts with our marketing and technology alliances. Marketing and technology alliances provide mutually beneficial demand-generation initiatives, staff cross-training opportunities and business development opportunities to enhance the services we provide to our clients and to increase our technical awareness and internal capabilities.

Clients

         Our clients range from small minority owned businesses to divisions of Fortune 500 companies. We generally provide services to the general market as well as to clients who are targeting the urban minority market. The clients are not necessarily minority owned, but are entities ranging from small businesses to divisions of Fortune 500 companies that are seeking to take advantage of the growing, increasingly prosperous, urban minority market. Our familiarity with this market allows us to create digital communication solutions that are relevant, interesting and engaging to these communities. We have experience developing Internet marketing campaigns and e-commerce Web sites that are targeted at the urban minority market.

Competition

         The information technology services market has grown dramatically in recent years as a result of the increasing use of digital technology by businesses for communication, marketing and information dissemination to their employees, customers, vendors and suppliers. Different information technology service providers focus on different types of services, including technology consulting and marketing services. For example, Internet content providers, consulting and advertising agencies and telecommunications companies offer very different services that may be tied to the Internet, such as the creation of intranets and extranets, consulting and training, web site design and development and advertising. This factor, along with the rapid pace of technological change and low barriers to entry, makes the information technology services market an intensely competitive and rapidly evolving market. We expect competition to persist and intensify in the future.

         Our competitors include:

o. Internet service firms focused on the urban market, such as Hookt.com, Interactive 8, SBI Technologies, NetMedia, Kioken, Imhotech, and Urban Box Office;

o. Internet service firms focused on the general market such as AGENCY.COM, iXL, Rare Medium, Pixelpark, Concrete Media, Proxicom, Razorfish and USWeb/CKS;

o. in-house information technology, marketing and design service departments of our potential clients.

         Many of our competitors have: longer operating histories; larger installed client bases; longer relationships with clients; greater brand or name recognition; and significantly greater financial, technical, marketing and public relations resources than DME Interactive. Many of these competitors offer a broader range of technology-based solutions. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than DME Interactive. In addition, the lack of any significant barriers to entry into this market permits new market entrants that further intensify competition.

Strategic Relationships

         In addition to our own array of Internet and software development services, we are attempting to strategically align ourself with key players in the world of advertising, music, entertainment, fashion and other sectors touching upon urban consumer demand. We believe that establishment of such a contractual agreement would position DME Interactive in a superior advantage point to reach this large concentrated market. We believe that we have strengthened our foothold as a conduit to and trusted marketing arm within the urban consumer and business marketplace, due to our aggressive approach to promoting and marketing other companies' products and services on the Internet.

OUR ONLINE RESOURCE COMMUNITIES

Industry Background

         An important factor in the widespread adoption of the Internet has been the emergence of a network of servers and information available called the World Wide Web. Portals, such as America Online, Excite, the Go Network, Lycos, MSN, Yahoo! and others have established themselves as leading pathways and search engines to a broad variety of information and entertainment. These companies are augmenting their portals with subject specific linked destinations, which are becoming one of the fastest growing segments of the Internet. These vertical portals are using brand awareness driven by high quality topical content and significant market resources to establish themselves as destinations for highly concentrated groups of users.

         In addition, online communities have emerged, allowing users with similar interests to engage in interactive activities. These online communities have grown in importance as the growth of the Internet and the proliferation of Web sites have made it difficult for Internet users, content providers and businesses with a common interest to reach and interact with one another. Until recently, use of the Internet consisted mainly of users seeking one way, static information on topics of interest to them. Technologies have recently been developed which allow users greater flexibility to create and personalize content, communicate with users having similar interests and engage in other "interactivities." Online communities allow users with a particular interest or background to find news and information as well as links to other web sites pertaining to many of their interests through one central web site. We believe that online communities are particularly relevant to the urban minority market because web sites devoted to some of the interests of this community are underrepresented among the many web pages available through a common search engine.

         We believe that few content providers have made any effort to develop Web sites and portals targeted to minorities, and that even fewer understand the cultural demands and interests of the urban market. We are not aware of any Internet service provider that has created a "portal strategy" that is a successful point of entry to cyberspace for minority online users. We believe that a market for such a portal strategy, particularly if combined with an online resource community devoted to similar interests, exists.

         Although it currently represents only a small portion of advertising spending, businesses are turning to the Internet as an effective means of targeting and marketing to consumers. We believe that advertisers have recognized that Internet-based advertising allows advertisers to present messages to specific, targeted audiences, and to enable users to interact with advertising information being presented to them. Internet advertising allows advertisers to measure the exact number of users that have viewed the page; and which information can be verified by independent auditing companies. Advertisers can also measure the effectiveness of advertising in generating click-throughs, which is the number of times the user requests additional information via a link included in the advertisement. We believe that software and processes are being developed that will allow for greater measurement of the effectiveness of web based advertising, which we further believe will increase the amount of advertising on web sites targeting specific demographic groups.


Our OnLine Resource CommunitiesOur OnLine Resource Communities

         We are in the process of developing an OnLine Resources Community called PLACES OF COLOR and a series of related web sites operating under the name Fan4Life.

         PLACES OF COLOR

         PLACES OF COLOR will be an online resource community that will serve as a convergence community or platform for Internet users from the urban minority market and other people of color. PLACES OF COLOR will bring together a wide array of content and services of interest to the urban minority market. Through links, PLACES OF COLOR will allow its users to find and connect with existing ethnic sites and will also feature content produced exclusively for PLACES OF COLOR by DME Interactive or our strategic partners. Content and services will include education, banking and stock trading, e-commerce, career resources, e-mail, community services, entertainment, travel, religion and music, all tailored to the tastes, trends and interests of the urban minority market. PLACES OF COLOR will also provide e-mail and homepage services to its business and individual customers. We intend to market PLACES OF COLOR so that it will become a hip place for members of the urban minority to maintain their web sites and e-mail addresses.

         PLACES OF COLOR will be available through the "Places of Color, Powered by CompuServe" online service. Under our agreement with CompuServe, we are also required to make all aspects of PLACES OF COLOR available to other members of America Online or CompuServe online services. PLACES OF COLOR will also be available to Internet users who use other access providers. However, we are currently considering charging such users a membership fee for access to some or all of the PLACES OF COLOR features. Alternatively, we may require a password, but would provide a password to any Internet user who filled out our questionnaire. This would allow us to generate the additional user traffic of a free web site yet also keep track of demographic and other information for our advertisers and strategic partners. Additionally, we are seeking strategic partners who will make PLACES OF COLOR available to broadband and wireless communication networks.

         PLACES OF COLOR is presently in prototype testing. We expect PLACES OF COLOR and "Places of Color, Powered by CompuServe" to be operating by April 2000.

         Fan4Life

         Fan4Life.com is an online community hub where the user can meet a diverse network of people from all over the world who share an interest in supporting celebrities who represent the urban culture and make it popular. Fan4Life will feature Web sites of entertainment personalities from sports, music, film, television, fashion, comedy, and technology. The content within Fan4Life is exclusive to Fan4Life and is developed in conjunction with the celebrity to be the "official" web site of that celebrity. As a direct link to celebrities, Fan4Life provides an exclusive niche community for news, information, exclusive features and live events that help promote their careers. The site includes engaging activities and multi-media features that will compel users and celebrities to become more active members of this community. Fan4Life provides a new and interactive way in which fans and celebrities communicate by keeping them "in touch" via the two-way capabilities of the Internet.

         Fan4life currently features six celebrities, primarily recording artists, with web sites devoted to five more celebrities currently in production. We are actively seeking to add more celebrities to Fan4life. We are also in the process of adding chat rooms and other features to Fan4life.

Content Strategy

         We are in the process of formulating our strategy related to our online resource communities. Presently, we anticipate employing the following strategies to develop and promote our PLACES OF COLOR and Fan4Life.

         Provide an Attractive Advertising Site.

         We believe our ability to target specific users, the interactive nature of our Web site and the demographic characteristics of our users will be attractive to those consumer brand firms that advertise on the Internet. By identifying users interested in a particular topic or who have a common background, and employing software and strategies that will allow us to collect demographic information, we believe we can deliver advertising in a highly targeted manner, thereby commanding higher advertising rates.

         Enable High Value E-commerce Offerings.

         We intend to enable e-commerce transactions offered by third parties. Our strategy involves permitting merchants, manufacturers and service providers access to a highly targeted community of consumers through our Web site and within our channels through our portal affiliates. Although we do not intend to provide products or services, we will provide links to the Web sites of third parties that provide these products or services. Some of these third parties may enter into preferred provider arrangements with us and pay us either a transaction fee for sales attributable to users from our Web site or an anchor tenant rental fee. Anchor tenant fees are annual fees paid by online merchants in exchange for a prominent link to their on-line stores. We believe that contextual merchandising of e-commerce transactions will attract users to our Web site and promote user loyalty.

         Create an Attractive, Entertaining Web Site.

         We intend to create attractive, entertaining web sites that appeal to our target markets. We believe that our in-house expertise, developed through providing digital communication solutions to other businesses targeting the urban minority market, will enable us to create web sites that are relevant, interesting and engaging to that market. We believe that new software-based authoring tools, our in-house creative and technical staffs, and the wide array of information already available on the World Wide Web (which can be linked to our site) will allow us to accumulate, store and distribute a wide array of information to users of PLACES OF COLOR in a more cost efficient manner than traditional media sources.

         Provide a Sense of Community

         We intend to develop a sense of community and interaction through the PLACES OF COLOR web platform whose model aggregates relevant online resource and destinations for audiences of color. The integrity of the content will initially appeal to the target segments of African Americans and Latinos. We believe this will lead to a sense of loyalty that will increase the use of our site as well as the products and services offered or promoted through this platform. We predict that much like Hip-Hop, the web culture created by PLACES OF COLOR will, become a significant community interest for general market segments as well.

Marketing and Sales

         We intend to promote our Web sites through the Internet and traditional media outlets. We believe that we can advertise efficiently by targeting media outlets popular among the urban minority markets. Furthermore, we believe that we will be able to obtain a significant amount of advertising through barter arrangements and strategic relationships. For example, we may obtain advertising space in a magazine targeting African-Americans in exchange for including an advertisement for that magazine on the PLACES OF COLOR web site. We also hope that some of the businesses for whom we provide digital communication solutions will allow us to provide advertisements and links for Place of Color and Fan4Life as part of the fee arrangement.

OTHER

Strategic Relationships

         We have entered into a strategic relationship with the CompuServe Interactive Services, Inc. subsidiary of America Online, Inc., and we intend to continue entering into strategic relationships with a limited number of leading Internet hardware, software and content companies. We believe these relationships, which are generally non-exclusive and will require us to share our revenue with certain partners, will enable us to build premier web sites while limiting our expenditures for infrastructure and content. Additionally, we believe that certain strategic relationships that provide us access to leading edge-technology may enhance our digital communication solutions business by enabling us to deliver clients more effective solutions with greater efficiency.

         Presently, we are seeking to enter into strategic relationships to assist in the development and operation of our on-line resource communities. We believe these business alliances can mutually increase traffic and memberships. For example, we will create hyperlinks to complementary Web sites and Web sites of our content providers and, in exchange, such Web sites will feature hyperlinks to our Web sites. Pursuant to an agreement with CompuServe, we must make reasonable efforts to ensure that these links keep the user within the PLACES OF COLOR online resource community. Therefore, most of our links to other web sites will be framed which means that the user has access to the other web site in a large section of the screen, but he or she remains on the PLACES OF COLOR web site.

         In the event that we are unable to develop additional strategic relationships, or one of our existing relationships is discontinued, either in connection with termination of an agreement or otherwise, our business, results of operations and financial condition may be materially adversely affected.

         America Online / Compuserve

         On February 2, 2000, we entered into an agreement with the CompuServe Interactive Service, Inc. ("CompuServe") subsidiary of America Online, Inc. ("AOL") for the marketing and development of a CompuServe "Customized Service" built around the PLACES OF COLOR web site. America Online, Inc. is the largest Internet service provider in the world. Its CompuServe subsidiary operates a separate Internet service provider that provides exclusive content and other services, such as instant messaging, as well as World Wide Web access. The Customized Service is a version of the CompuServe service whose look and feel are being developed in conjunction with DME Interactive. The Customized Service shall be marketed under the name "Places of Color Online, powered by CompuServe."

         Pursuant to the February 2, 2000 agreement, CompuServe will provide interactive services, including e-mail, instant messaging, and chat rooms, news briefs, dial up access numbers, and other technical and non-technical infrastructure and back-office services for the "Places of Color, Powered by CompuServe" online service. Compuserve will also provide hosting services and other technical and support services for the PLACES OF COLOR online resource community. CompuServe will charge a service fee from the customers of Places of Color online serivce, initially planned to be $19.95 per month. CompuServe will pay us a predetermined amount monthly for each customer of the Places of Color online service.

         In connection with the strategic agreement with CompuServe, we agreed to issue America Online, Inc. 1,250,000 shares of our common stock for an aggregate purchase price of $1,250. Additionally, America Online was granted a warrant to purchase 4,000,000 shares of our common stock at a purchase price of $8.563 per share. However, the warrant will only become exercisable if, at the end of the eighteen month term, we negotiate an extension of the Strategic Agreement with CompuServe or enter into a substantially similar agreement. We also entered into an Investor Rights Agreement granting America Online registration rights with respect to the common stock it acquired or will acquire through exercise of the warrant.

Employees

         As of January 31, 2000, we employed 23 full time employees and four full time interactive consultants, including three executives, two solutions managers (who serve as business, marketing and branding strategists), one project manager, eight designers, two programmers, three sales and marketing personnel, and four administrative staff.

         Our continuing success will depend, in large part, on our ability to attract, motivate and retain highly qualified employees. Competition for such personnel is intense, and we may not be able to retain our senior management or other key personnel in the future. We believe we maintain high employee retention rates as compared to industry averages by paying competitive salaries, granting stock options and other awards.

         Our employees are not represented by any union and, except for senior management and certain other employees, are retained on an at will basis. We consider our relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         Our principal administrative facility is located in approximately 10,100 square feet of office space in the Silicon Alley area of New York City, New York, under a non-cancelable operating lease, which expires in July, 2010. Over the term, the minimum lease payments will total $3.5 million. We also maintain an office in Englewood Cliffs, New Jersey. We believe our existing facilities will be sufficient for our needs for at least the next 12 months.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         Our common stock trades on the OTC Electronic Bulletin Board under the symbol "DGMF." The OTC Electronic Bulletin Board has a limited and sporadic trading market and does not constitute an "established trading market." Our common stock had been traded on the Nasdaq SmallCap Stock Market until we were delisted in March, 1999. The range of high and low bid prices for our common stock for each quarter during the period from January 1, 1998 through December 31, 1999 is set forth below.





Common Stock Price Ranges(1)(2)

                                    High        Low
12/1/97 - 2/28/98                  $3.50       $2.88
3/1/98 - 5/31/98                   $4.50       $3.44
6/1/98 - 8/31/98                   $3.88       $3.88
9/1/98 - 11/30/98                  $3.44       $2.00
12/1/98 - 2/19/99                  $3.50       $2.88
6/24/99 - 6/30/99                  $2.50       $1.50
7/1/99 - 9/30/99                   $3.75       $0.40
10/1/99 - 12/31/99                 $7.75       $0.28



(1) This table reflects the range of high and low bid prices for DME's common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

(2) In February 1999, upon announcement of the proposed acquisition of Digital Mafia, LLC, the Nasdaq SmallCap Stock Market halted trading of our common stock until the completion and public announcement of the transaction in June 1999.

         There were approximately 127 record holders of our common stock as of December 31, 1999. We estimate there are approximately 500 beneficial owners of our common stock.

         We currently intend to retain future earnings, if any, to fund the development and growth of our business and therefore do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by the Board of Directors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. These statements are commonly identified by the use of such terms and phrases as "intends", "expects", "anticipates", "estimates", "seeks" and "believes". Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

OVERVIEW

         Prior to June 18, 1999, our present business was conducted by Digital Mafia, LLC, a New Jersey limited liability company that had been controlled by our current Chairman and Chief Executive Officer Darien Dash. At that time, then known as Pride Automotive Group, Inc., we were engaged in the automobile leasing business. On June 18, 1999, we sold all of our interests in our subsidiaries, which subsidiaries contained all of our operating assets and had conducted all of its operations. On that date, we acquired Digital Mafia, LLC by issuing 14,800,000 shares of our Common Stock to Mr. Dash and certain affiliated parties. Mr. Dash became our Chairman and Chief Executive Officer at that time. Additionally, we changed our name to DME Interactive Holdings, Inc. For accounting purposes, our acquisition of Digital Mafia, LLC was treated as a reverse merger. Therefore, Digital Mafia, LLC is deemed to be our predecessor and all financial information included in this Form 10-KSB prior to June
18, 1999 is that of Digital Mafia, LLC.

         Currently, we are an advanced technology company which provides corporate Internet strategy and development services and advertising services primarily to clients seeking to reach the urban African-American and Latino markets. We are in the process of developing our own web sites which will include content, developed by us and others, of interest to our target urban minority market.

         We bill for services in our digital communication solutions business pursuant to time-and-matierals arrangements, fixed-price contracts or maintenance agreements. For the year ended December 31, 1999, we used primarily a combination of fixed-price and time-and-materials arrangements with our clients. We are seeking to increase the number of maintenance contracts that we have. To date, we have not realized material revenue from our online resource communities.

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

         Our revenues and earnings from our digital communication solutions business are affected by a number of factors, including:

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

         Our expenses include direct salaries and costs, selling, general and administrative and depreciation. Direct salaries and costs includes salaries, benefits and incentive compensation of billable employees and other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses. General and administrative expenses include benefits costs of management, rent and human resources costs. Professional fees include accounting, legal and consulting costs. Depreciation expenses primarily include depreciation of technology equipment and furniture and fixtures. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Expenses related to our online resource communities were expensed to operations for the year ended December 31, 1999. In 2000, we expect such expenses to increase significantly as we complete development and prototype testing and commence marketing and operations.

         As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our business, results of operations and financial condition. DME may also experience seasonality in its business in the future, resulting in diminished revenues as a consequence of decreased demand for Internet professional services during summer and year-end vacation and holiday periods.


RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

GROSS REVENUES. In 1999, gross revenues were $556,071 as compared to $236,232 in 1998. The increase of $319,839, or 135%, was attributable to several factors, including an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings.

TOTAL EXPENSES. In 1999, total expenses were $1,401,407 as compared to $507,024 in 1998. The increase of $894,383, or 176%, was primarily due to an increase in accounting, management consulting and legal services to build the necessary infrastructure for the anticipated expansion of our business and to commence development of our online resource communities. In particular, salaries and employee benefits were $511,049 in 1999 as compared to $111,118 in 1998. The increase of $399,931, or 360%, was the result of hiring additional salaried employees to support our internal growth and expanded service offerings.

NET LOSS. As a result of the foregoing, in 1999, we had a net loss of $845,336 as compared to a net loss of $270,792 in 1998.


COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

GROSS REVENUES. In 1998, gross revenues were $236,232 as compared to $198,173 in 1997. The increase of $38,059, or 19% was attributable to several factors, including an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings.

TOTAL EXPENSES. In 1998, total expenses were $507,024 as compared to $338,498 in 1997. The increase of $168,526, or 50%, was primarily due to an increase in employees, accounting, and legal services to build the digital communications business. In particular, salaries and employee benefits were $111,118 in 1998 as compared to $13,803 in 1997.

NET LOSS. As a result of the foregoing, in 1998, we had a net loss of $270,792 as compared to a loss of $140,325 in 1997.


LIQUIDITY

         At December 31, 1999, the Company had $171,996 of cash and cash equivalents compared to $629 at December 31, 1998. Prior to the reverse merger (recapitalization) transaction on June 18, 1999, the Company's primary source of liquidity had been proceeds from officer's loan and operating cash flows.

         Net cash used in operating activities was $798,505 for 1999 compared to $237,795 used during 1998. In 1999, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing the necessary infrastructure for the expansion of our business and commencing the development of our online resource communities. During the comparable period of 1998, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing our digital communications business.

         Net cash used in investing activities was $45,596 for 1999 compared to $12,674 used during 1998. The use of cash for investing activities in 1999 and 1998 was attributable to the acquisition of property and equipment.

         Net cash provided in financing activities was $1,015,468 for 1999 compared to $242,608 provided by financing activities during 1998. The cash provided for financing activities during 1999 was primarily the result of proceeds from the private placement of common stock in connection reverse merger (re-capitalization) in June 1999. Additionally, in December 1999, we issued 366,667 shares of Common Stock in two separate private placements for gross proceeds of $250,000 to meet our working capital requirements. In 1998, cash provided for financing was primarily the result of loan from officer.

         In January 2000, we issued 500,000 shares of Common Stock and warrants to acquire an additional 500,000 shares at $2.00 per share in a private placement in connection with working capital requirements. Proceeds totaled $1,000,000.

         We believe that current cash on hand and cash generated from operations in 2000 is sufficient to fund our digital communication solutions business at our current levels but is not sufficient to allow us to implement our expansion strategy or properly develop our online resource communities. Therefore, we are pursing external financing. We cannot assure you that such additional capital will be available when needed on terms acceptable to us, if at all. The inability to obtain such financing, if needed, could adversely affect our ability to achieve our business objectives.

Year 2000 Disclosure

         Background. Prior to the last few years, many computer programs have been written using two digits rather than four to identify the year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize this information could fail or generate miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This situation is commonly referred as the Year 2000 or "Y2K" problem. To date the Y2K problem has caused few computer malfunctions, however, it is still possible that systems could develop errors in processing information.

         Scope and Impact of Y2K on DME Interactive. DME Interactive has not experienced any material Y2K problems. The costs of investigating and remedying Y2K problems at DME Interactive has not been material to date. Although DME Interactive does not anticipate any material Y2K problems, there can be no assurance that DME Interactive or its significant customers, suppliers or strategic partners will not experience Y2K problems in the future that could have a material adverse effect on DME Interactive.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

         The financial statements are included in this Form 10-KSB at pages F-1 through F-13.

         In February 2000, we changed our fiscal year end from November 30 to December 31 effective as of the year ended December 31, 1999. Our accounting predecessor, Digital Mafia, LLC, had a fiscal year end of December 31 and its most recent audited financial statements covered the year ending December 31, 1998. Therefore, our current fiscal year commenced on January 1, 1999. The financial statements included in this Form 10-KSB include the eleven months ended on November 30, 1999, the one month transition period ended on December 31, 1999, and the twelve months ended on December 31, 1999.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors.

         Effective with the closing of the transaction in which we sold our interest in the Pride Automotive Group subsidiaries and acquired Digital Mafia on June 18, 1999, Civvals, the independent accountants, who were engaged as the principal accountants to audit the Company's financial statements, were dismissed. The principal accountants' report on the financial statements of the Company for the fiscal year ended November 30, 1998 contained a qualification as to the Company's ability to continue as a going concern. The decision to dismiss the principal accountants was approved by our Board of Directors.



                                    Part III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         Our directors are elected by the shareholders to serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Our officers hold office at the discretion of the Board of Directors.

         The Board of Directors and executive officers of DME and their respective ages as of February 25, 2000 are set forth in the table below. Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past five years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.


           Name                  Age                    Position
           ----                  ---                    --------
    Darien Dash                  28               Chairman and Chief Executive Officer
    Thomas O'Rourke              35               Director
    Sandi Thomas                 40               Director
    Andre H. McKoy               35               Executive Vice-President - Finance, Accounting and
                                                  Administration
    Kathleen McQuaid Packard     30               Senior Vice-President-Production & Technology

Business Experience

         Darien Dash has served as our Chairman and Chief Executive Officer since June 1999. He founded our predecessor, Digital Mafia LLC, in 1996 and served as its President until its acquisition by DME Interactive. From 1993 until 1995, Mr. Dash was the Eastern Region Marketing and Sales Director of Digital Music Express (DMX), a division of International Cablecasting Technologies. Prior to working at DMX, Mr. Dash worked as a marketing consultant for a number of Fortune 500 companies, designing new media marketing and promotion plans for their existing content. Mr. Dash received a B.A. in Political Science and Leadership from the University of Southern California in 1993.

         Sandi Thomas has been a director of DME Interactive since June 1999. Since 1997, Ms. Thomas has been the Chief Operating Officer of MSBET, which is jointly owned by Microsoft Corporation and Black Entertainment Television Holdings Inc. From 1995 to 1997, Ms. Thomas was a business development manager for MSBET focusing on the acquisition and development of online-programming from entertainment media companies. Prior to joining MSBET, Ms. Thomas was group product manager for Microsoft Works and has also held positions at Apple Computer Inc., Lotus Development and IBM. Ms. Thomas earned dual BA degrees from Stanford University in Political Science and African/African-American studies.

         Thomas O'Rourke has been a director of DME Interactive since October 1999. Since February 1999, Mr. O'Rourke has been the principal of the Tortoise Group, LLC, a financial consulting firm located in New Jersey. From 1995 to 1999, Mr. O'Rourke was Chief Executive Officer of Thornwater Company, L.P., a New York broker-dealer and investment banking firm.

         Andre H. McKoy joined the company in August 1999 as its Executive Vice President of Finance, Accounting and Administration. Prior to joining the Company, Mr. McKoy held various corporate finance positions ranging from asset securitization to highly leveraged financings with Citicorp, a unit of Citigroup, including Vice President, Global Project Finance, from 1997 to 1999, Vice President, Global Banks Industry group, from 1995 to 1997, and Assistant Vice President, Commercial Real Estate Securitization group, from 1992 to 1995. Mr. McKoy received a B.M.E. in Mechanical Engineering from Pratt Institute in 1986 and a M.B.A. in Finance and Corporate Strategy from the University of Michigan, Ann Arbor in 1992.

         Kathleen McQuaid Packard has been Senior Vice-President - Internet Services of DME since September 1999. From 1997 until 1999, Ms. Packard was the President and founder of Kathoderay Media, Inc., a New York digital communication solutions firm. Prior to that, Ms. Packard was a graphic designer and was employed at One Source, Inc. from 1995 until 1996. Kathleen has a BFA with Honors in Computer Art from the School of Visual Arts located in New York City. She is a part-time faculty member of Parsons School of Design, where she teaches multimedia design and development.

Section 16(a) Beneficial Ownership Reporting Compliance

         Ownership of and transactions in our stock by our executive officers and directors and owners of 10% or more of our outstanding Common Stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the fiscal year ended November 30, 1999, all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed in a timely manner, except that Form 3s were not filed at for Sandi Thomas, Kathleen McQuid Packard and Andre McKoy. Form 5s were filed for each of them containing the information that would have been on the Form 3.


Item 10. EXECUTIVE COMPENSATION


Directors' Compensation

         Directors receive no cash compensation in consideration for their serving on the Board of Directors.

Compensation Committee

         Presently, we do not have a compensation committee. Compensation of executive officers is determined by the board of directors. We intend to form a compensation committee during the 2000 fiscal year but have not yet determined who will serve on that committee.

Summary Compensation Table

         The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 1999, 1998 and 1997 earned by the Chief Executive Officer. No other executive earned in excess of $100,000 in 1999.

------------------------------------------------------------------------------------- ---------------- ---------------
                                Annual Compensation                                   Long Term
                                                                                      Compensation
------------------ ------------- ---------------- -------------- -------------------- ---------------- ---------------
                                                                                      Securities
Name and                                                         Other Annual         Underlying       All Other
Principal                                                        Compensation         Options/SA       Compensation
Position           Year          Salary ($)       Bonus ($)      ($)(1)               Rs(#)            ($)
------------------ ------------- ---------------- -------------- -------------------- ---------------- ---------------
Darien Dash           1999          125,500          0                                    0                0
C.E.O.                1998           20,000          0
                      1997           20,000          0
------------------ ------------- ---------------- -------------- -------------------- ---------------- ---------------



--------
(1) Excludes perquisites and other personal benefits which in the aggregate do not exceed 10% of 1999 annual salary and bonus.

(2) This information is derived from the books and records of DME Interactive and its accounting predecessor, Digital Mafia, LLC. No information pertaining to the executive officers of our legal predecessor, Pride Automotive Group, Inc., has been included.

Option Grants in Last Fiscal Year

         DME Interactive granted its employees options to acquire 1,210,000 shares of its Common Stock in 1999. The following table contains information concerning the grant of stock options to the Named Executive Officers during the fiscal year ended December 31, 1999:


-------------------------------------------------------------------------------------
                                   Individual Grants
-------------------------------------------------------------------------------------
                                       % of Total
                      Number of        Options
                      Securities       Granted to       Exercise or
                      Underlying       Employees in     Base Price
                      Options          Fiscal Year      ($/Share)      Expiration
Name                  Granted (#)                                      Date
--------------------- ---------------- ---------------- -------------- --------------
Andre H. McKoy        250,000                           0.625          August 1,
--------------------- ---------------- ---------------- -------------- --------------
Kathleen McQuaid      60,000                            2.00           September 1,
Packard                                                                2009
--------------------- ---------------- ---------------- -------------- --------------

Description of 2000 Stock Option Plan


         The DME Interactive Holdings, Inc. Stock Option Plan of 2000 ("2000 Plan") is intended to serve as an equity incentive program for management, qualified employees, non-employee members of the Board of Directors, and independent advisors or consultants. The 2000 Plan became effective on February 29, 2000 upon adoption by the Board of Directors. The 2000 Plan has not been ratified by shareholders but will be submitted for shareholder approval at our 2000 annual meeting. Options to acquire up to 3,000,000 shares of Common Stock may be granted under the 2000 Plan. The following is a summary of the principal features of the 2000 Plan.

          Options granted under the 2000 Plan may be Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options. However, in order to qualify as ISOs, DME Interactive's shareholders must approve the 2000 Plan. If any outstanding option expires or is terminated for any reason, the shares of common stock allocable to the unexercised portion of that option may again be subject to an option to the same optionee or to a different person eligible under this Plan.

         The 2000 Plan is to be administered a committee of two or more members of the Board of Directors (the "Committee"). The Committee has the sole authority to prescribe the form, content and status of options to be granted, select the eligible recipients, determine the timing of option grants, determine the number of shares subject to each grant, the exercise price, vesting schedule, and term for which any option will remain outstanding; provided, however, that the exercise price for any option granted may not be less than the fair market value per share of the common stock at the date of grant. The Committee has the authority to determine the terms and restrictions on all option awards granted under the 2000 Plan, and in general, to construe and interpret any provision of the 2000 Plan. Currently, entire board is acting as the Committee. Upon formation of a Compensation Committee, that committee will administer the 2000 Plan.

         The exercise price of options to be granted pursuant to the 2000 Plan shall not be less than the fair market value of DME Interactive's common stock on the date of the grant. The exercise price for outstanding option grants under the 2000 Plan may be paid in cash or, upon approval of the plan administrators, in shares of common stock valued at fair market value on the exercise date, having shares withheld from the amount of shares of common stock to be received by the optionee, by delivery of an irrevocable subscription agreement obligating the optionee to take and pay for the shares of common stock to be purchased within one year of the date of such exercise, through a same-day cashless exercise program or a reduction in the amount of any Company liability to the optionee, or by such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws.

         Under the 2000 Plan, no stock option can be granted for a period longer than ten years. Unless extended by the 2000 Plan administrators until a date not later than the expiration date of the option, the right to exercise an option terminates ninety days after the termination of an optionee's employment, contractual or director relationship with DME Interactive. If the optionee dies or is disabled, the option will remain exercisable for a period of one year after the termination of employment or relationship with DME Interactive.

         The vesting schedule for options is to be set by the 2000 Plan administrators, provided that vesting may accelerated upon a change in control of DME Interactive.


Option Exercises and Fiscal Year-End Values

         There were no options exercised by employees of DME Interactive in the last fiscal year.


Employment and Termination Agreements

         In March 2000, DME Interactive entered into an employment agreement with Darien Dash to serve as Chief Executive Officer. Mr. Dash is to be paid an annual base salary of $160,000 plus a discretionary bonus and salary increases. The initial term of his employment expires on March 2, 2003, provided that such term is extended by an additional year on each anniversary of the date of the agreement unless either party provides the other at least 90 days written notice. Mr. Dash may terminate employment at any time upon 120 days notice. Mr. Dash also may terminate employment, among other reasons, (i) if he is no longer elected to DME Interactive's board of directors or as its Chief Executive Officer or (ii) within one year of a change of control of DME Interactive. If Mr. Dash terminates employment for such reasons, or if DME Interactive terminates Mr. Dash other than for cause, DME Interactive is required to pay Mr. Dash a severance package consisting primarily of (i) one year's then current salary and (ii) five times Mr. Dash's prior year's bonus (including stock based compensation).


         DME Interactive has entered into an employment agreement with Andre H. McKoy to serve as DME Interactive's Executive Vice President of Finance, Accounting and Administration. Mr. Mckoy is paid a minimum annual base salary of $125,000, effective in March 2000, plus a discretionary bonus and salary increases. The agreement also provides for the grant of options to acquire 250,000 shares of DME Interactive common stock . The initial term of his employment expires on July 31, 2001, provided that the agreement can be terminated by either party upon 30 days notice.

         DME Interactive has entered into an employment agreement with Kathleen McQuaid Packard to serve as DME Interactive's Senior Vice President of Interactive

Services. Ms. McQuaid is to be paid an annual salary of $125,000 with 10% annual increases plus a discretionary bonus. The agreement also provides for the grant of options to acquire 60,000 shares of DME Interactive Common Stock. The initial term of her employment expires on August 31, 2002.

         Each of these employment agreements contain provisions prohibiting the employee to directly or indirectly engage in business conduct competitive with DME Interactive for the term of their agreement and for a period of one year after it terminates.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning stock ownership of each person who is the beneficial owner of five percent or more of the Company's outstanding Common Stock, each of the current directors, each of the Named Executive Officers and all directors and executive officers as a group as of February 29, 2000. Except as otherwise noted, each person has sole voting and investment power with respect to the shares shown as beneficially owned.


                                                            Percentage of
Name (1)                       Number of Shares             Share Ownership (2)
--------                       ----------------             -------------------

Darien Dash (3)                   14,000,000                    53.9%

Thomas O'Rourke                    1,624,000 (4)                 6.3%
35 King Street
Englewood, NJ 07631

The Tortoise Group                 1,624,000                     6.3%
35 King Street
Englewood, NJ 07631

Andre H. McKoy                       250,000 (5)                 1.0%

Kathleen McQuaid Packard              60,000 (6)                  *

Sandi Thomas                               0                      *

All officer and directors
as a group                        14,310,000                    54.5%
(5 people)



-----------

         (1) Unless otherwise noted, the address of such persons is care of DME Interactive, 39 Broadway, New York, New York 10006

         (2) Except to the extent such shares are included in this table as noted in footnotes 4 and 5, this calculation excludes the effects on total outstanding shares which would result from exercise of stock purchase options or Warrants.

         (3) Includes the following shares for which Mr. Dash holds an irrevocable voting proxy (i) 1,624,000 shares owned by the Tortoise Group, LLC, (ii) 444,000 shares owned by Mr. Dash's mother, Linda Holmes, (iii) 296,000 owned by Mr. Dash's wife and (iv) a total of 296,000 shares owned by Mr. Dash's minor children.

         (4)      Consists of 1,624,000 shares owned by the Tortoise Group.

         (5) Consists of 250,000 shares to be issued upon exercise of outstanding options, which are currently exercisable.

         (6) Consists of 60,000 shares to be issued upon exercise of outstanding options which are currently exercisable.



Item 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS


         On June 18, 1999, pursuant to an Agreement Concerning the Exchange of Common Stock dated March 30, 1999 as amended ("Agreement"), we exchanged 14,800,000 shares of our Common Stock for all of the membership interests of Digital Mafia Entertainment, LLC ("Digital Mafia"). Darien Dash, the principal member of Digital Mafia received 11,840,000 of DME Interactive Common Stock. Additionally, Mr Dash's family members received a total of 1,036,000 shares for which he has voting control and a right of first refusal to purchase such shares if the holder determines to sell them. Additionally, the Tortoise Group, LLC, a financial consulting firm controlled by Thomas O'Rourke, received 1,924,000 shares of common stock for services rendered in connection with the reverse merger. Mr. O'Rourke was not affiliated with DME Interactive at the time of the transaction.

         In connection with the foregoing, all of our directors resigned and Darien Dash and Sandi Thomas were elected to fill the vacancies. Additionally, the then existing officers all resigned and Mr. Dash became our Chairman and Chief Executive Officer. At that time we changed our name from Pride Automotive Group, Inc. to DME Interactive Holdings, Inc.

         On June 18, 1999, simultaneously with the acquisition of Digital Mafia, we sold all of our interest in the Pride Automotive Group, Inc. subsidiaries for $1.00 to Pride, Inc. At that time, Pride, Inc. owned in excess of 50% of our common stock. Prior to that time, those subsidiaries, which were engaged in the business of leasing and selling automobiles.

         In 1999, the Tortoise Group, LLC, a financial consulting firm controlled by Thomas O'Rourke, received $48,000 in consulting fees.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

         The Consolidated Financial Statements of DME Interactive Holdings, Inc. and subsidiaries as of November 30, 1999, December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the eleven-month period ended November 30, 1999, the one-month period ended December 31, 1999 and the years ended December 31, 1999 and 1998 are included in item 7 above and are located in this report commencing on page F-1.

(a)(2)  Exhibits

         The following exhibits are incorporated herein by reference or are filed with this report. Exhibits filed with this report have been indicated with a **. The documents noted with "XX" were filed with DME Interactive's Form 8-K filed on February 24, 2000.

3.1      Articles of Incorporation
3.2      Certificate of Amendment to Articles of Incorporation
3.3      Certificate of Amendment to Articles of Incorporation
3.4      Bylaws
4.1      Warrant  Agreement  dated as of April 26, 1996 with respect to DME Interactive  Holdings,  Inc.'s
         Redeemable Common Stock Purchase Warrants
10.1xx   Strategic Agreement dated as of February 2, 2000 between DME Interactive Holdings, Inc., Places of
         Color, Inc., America Online, Inc., CompuServe Interactive Services, Inc. [Portions of this agreement, as noted therein, have been omitted pursuant to a request for confidential treatment pursuant to Rule
         24b-2 of the Securities and Exchange Act of 1934.]
10.2xx   Subscription Agreement dated as of February 2, 2000 between DME Interactive Holdings, Inc. and
         America Online, Inc.
10.3xx   Warrant to Purchase 4,000,000 Shares of Common Stock of DME Interactive Holdings, Inc., Issued
         February 2, 2000 to America Online, Inc.
10.4xx   Investor Rights  Agreement dated as of February 2, 2000 between DME Interactive  Holdings,  Inc.,
         America Online, Inc. and Darien Dash
10.5**   Employment Agreement between DME Interactive Holdings, Inc. and Darien Dash.
10.6**   Employment  Agreement  between  DME  Interactive  Holdings,  Inc.  and Andre H. Mckoy dated as of
         August 1, 1999
10.7**   Employment  Agreement  between DME Interactive  Holdings,  Inc. and Kathleen  McQuaid dated as of
         September 1, 1999
10.8**   DME Interactive Holdings, Inc. Stock Option Plan of 2000
10.9**   Form of non-plan Employee Stock Option Plan

10.10**  Warrants to purchase  500,000  shares of DME  Interactive  Holding  Inc.'s  Common  Stock,  dated
         January 5, 2000
10.11**  Registration Rights Agreement between DME Interactive  Holding Inc.'s and Janssen Partners,  Inc.
         dated January 5, 2000
10.12**  Registration  Rights  Agreement  between  DME  Interactive  Holdins,  Inc.  and  certain  private placement investors dated January 5, 2000
21.1**   Subsidiaries of the registrant
23.1**   Consent of Mitchell & Titus, LLP
99.1**   Risk Factors



(b)      Reports on Form 8-K

         No reports were filed on Form 8-K in DME Interactive's fiscal fourth quarter. However, a Form 8-K/A was filed as noted below:

Item  #           Description                                                                    Date
-----------------------------------------------------------------------------------------------------
7                 An amendment to the Form 8-K filed on June 25, 1999 was               9/7/99
                  filed for purposes of including the financial statements of
                  Digital Mafia, LLC, which was acquired by DME Interactive on
                  June 18, 1999.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DME INTERACTIVE HOLDINGS,
                                   INC.



Dated: March 2,  2000             By: /s/ Darien Dash
                                     -------------------------
                                      Darien Dash, Chief Executive
                                      Officer and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                                           Date
---------                                        -----                                           ----

/s/ Darien Dash                                  Chairman and Chief                    March 2, 2000
------------------------------                   Executive Officer (principal
Darien Dash                                      executive officer)

/s/ Thomas O'Rourke                              Director                              March 2, 2000
------------------------------
Thomas O'Rourke

                                                 Director                              March 2, 2000
---------------------------
Sandi Thomas

/s/ Andre H. McKoy                               Executive Vice President              March 2, 2000
------------------------------                   (principal accounting officer)
Andre H. McKoy

                                  EXHIBIT INDEX

3.1      Articles of Incorporation
3.4      Certificate of Amendment to Articles of Incorporation
3.5      Certificate of Amendment to Articles of Incorporation
3.4      Bylaws
4.1      Warrant  Agreement  dated as of April 26, 1996 with respect to DME Interactive  Holdings,  Inc.'s
         Redeemable Common Stock Purchase Warrants
10.1xx   Strategic Agreement dated as of February 2, 2000 between DME Interactive  Holdings,  Inc., Places of Color, Inc., America Online, Inc.,  CompuServe  Interactive  Services,  Inc. [Portions of this agreement,  as noted therein, have been omitted pursuant to a request for confidential  treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.]
10.2xx   Subscription Agreement dated as of February 2, 2000 between DME Interactive Holdings, Inc. and
         America Online, Inc.
10.3xx   Warrant to Purchase 4,000,000 Shares of Common Stock of DME Interactive Holdings, Inc., Issued
         February 2, 2000 to America Online, Inc.
10.4xx   Investor Rights  Agreement dated as of February 2, 2000 between DME Interactive  Holdings,  Inc.,
         America Online, Inc. and Darien Dash
10.5**   Employment Agreement between DME Interactive Holdings, Inc. and Darien Dash
10.6**   Employment  Agreement  between  DME  Interactive  Holdings,  Inc.  and Andre H. Mckoy dated as of
         August 1, 1999
10.7**   Employment  Agreement  between DME Interactive  Holdings,  Inc. and Kathleen  McQuaid dated as of
         September 1, 1999
10.8**   DME Interactive Holdings, Inc. Stock Option Plan of 2000
10.9**   Form of non-plan Employee Stock Option Plan
10.10**  Warrants to purchase  500,000  shares of DME  Interactive  Holding  Inc.'s  Common  Stock,  dated
         January 5, 2000
10.11**  Registration Rights Agreement between DME Interactive  Holding Inc.'s and Janssen Partners,  Inc.
         dated January 5, 2000
10.12**  Registration  Rights  Agreement  between  DME  Interactive  Holdings,  Inc.  and  certain  private placement investors dated January 5, 2000
21.1**   Subsidiaries of the registrant
23.1**   Consent of Mitchell & Titus, LLP
99.1**   Risk Factors


                 DME INTERACTIVE HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

         FOR THE PERIODS ENDED NOVEMBER 30, 1999, DECEMBER 31, 1999 AND
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                 DME Interactive Holdings, Inc. And Subsidiaries


                                TABLE OF CONTENTS


                                                                         PAGE

Independent auditors' report                                              F-1

Consolidated balance sheets                                               F-2

Consolidated statements of operations                                     F-3

Consolidated statements of changes in shareholders' deficit               F-4

Consolidated statements of cash flows                                     F-5

Notes to consolidated financial statements                              F- 6-13

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
DME Interactive Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DME Interactive Holdings, Inc. and subsidiaries (the "Company") as of November 30, 1999, December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the eleven-month period ended November 30, 1999, the one-month period ended December 31, 1999 and the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DME Interactive Holdings, Inc. and subsidiaries as of November 30, 1999, December 31, 1999 and 1998, and the results of their operations and their cash flows for the periods ended November 30, 1999, December 31, 1999 and for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



New York, New York
February 28, 2000

                 DME Interactive Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                          As of            As of           As of
                                                       November 30,     December 31,    December 31,
                                                           1999             1999           1998
                                                           -----            -----          ----
 CURRENT ASSETS:

 Cash and cash equivalents                             $    22,866      $   171,996      $     629
 Accounts receivable, net                                  116,842          116,168         10,597
 Prepaid expenses                                           23,619           28,661              -
                                                       -----------      -----------      ---------

 Total current assets                                      163,327          316,825         11,226

 Security deposits                                         167,257          167,257              -
 Property and equipment, net                                63,676           62,980         30,487
                                                       -----------      -----------      ---------

 Total assets                                          $   394,260      $   547,062      $  41,713
                                                       ===========      ===========      =========

             LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Accounts payable and accrued expenses                     464,075          460,695         87,272
 Due to affiliated company                                   1,421            1,297              -
 Note payable to employee                                   41,000           41,000              -
 Loan from shareholder                                      50,000           50,000              -
                                                       -----------      -----------      ---------

 Total current liabilities                                 556,496          552,992         87,272

 Notes payable                                              86,805           86,805              -
 Loans from shareholder                                    158,906          158,906        328,637
 Advances/Unearned revenue                                       -                -         36,804
                                                       -----------      -----------      ---------

 Total liabilities                                         802,207          798,703        452,713
                                                       -----------      -----------      ---------

 Commitments (Note 10)

 Common stock, par value $0.001; 30,000,000 shares
 authorized; 23,347,999 and 23,714,666 issued and
 outstanding as of November 30, 1999, December 31,
 1999, respectively                                         23,348           23,715              -
 Additional paid-in capital                                751,347          980,980              -
 Accumulated deficit                                    (1,182,642)      (1,256,336)      (411,000)
                                                       -----------      -----------      ---------

 Total shareholders' deficit                              (407,947)        (251,641)      (411,000)
                                                       -----------      -----------      ---------

 Total liabilities and shareholders' deficit           $   394,260      $   547,062      $  41,713
                                                       ===========      ===========      =========


          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the            For the                 For the years ended
                                       11-month            1-month                     December 31,
                                     period ended        period ended        -----------------------------
                                   November 30, 1999   December 31, 1999         1999             1998
                                   -----------------   -----------------     ------------     ------------
GROSS REVENUES                       $    484,148        $     65,188        $    549,336     $    235,659
                                     ------------        ------------        ------------     ------------
COST OF OPERATIONS
Salaries and employee benefits            432,037              79,012             511,049          111,118
Project expense                            79,113               5,805              84,918           46,860
Consulting services                        30,528              42,025              72,553           47,930
                                     ------------        ------------        ------------     ------------

Total cost of operations                  541,678             126,842             668,520          205,908
                                     ------------        ------------        ------------     ------------

GROSS PROFIT (LOSS)                       (57,530)            (61,654)           (119,184)          29,751

GENERAL AND ADMINISTRATIVE
  EXPENSES                                708,947              11,005             719,952          300,684
                                     ------------        ------------        ------------     ------------
LOSS FROM OPERATIONS                     (766,477)            (72,659)           (839,136)        (270,933)
                                     ------------        ------------        ------------     ------------
OTHER INCOME AND (EXPENSES)
Interest income                             6,516                 219               6,735              573
Interest expense                          (11,681)             (1,254)            (12,935)            (432)
                                     ------------        ------------        ------------     ------------
                                           (5,165)             (1,035)             (6,200)             141
                                     ------------        ------------        ------------     ------------
NET LOSS                             $   (771,642)       $    (73,694)       $   (845,336)    $   (270,792)
                                     ============        ============        ============     ============
LOSS PER SHARE:
Basic                                $     (0.033)       $     (0.003)       $     (0.036)    $     (0.012)
                                     ============        ============        ============     ============
Diluted                              $     (0.027)       $     (0.003)       $     (0.031)    $     (0.010)
                                     ============        ============        ============     ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

Basic                                  23,347,999          23,545,849          23,364,403       23,347,999
                                     ------------        ------------        ------------     ------------

Diluted                                27,452,999          27,650,849          27,469,403       27,452,999
                                     ------------        ------------        ------------     ------------


          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
          FOR THE PERIODS ENDED NOVEMBER 30, 1999 AND DECEMBER 31, 1999
               AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                        Common Stock              Additional                        Total
                                ---------------------------       Paid-in       Accumulated      Shareholders'
                                   Number         Amount          Capital         Deficit          Deficit
                                -----------     -----------     -----------     -----------      -----------

Balance - January 1, 1998                --     $        --     $        --     $  (140,208)     $  (140,208)

Net loss                                 --              --              --        (270,792)        (270,792)

Balance - December 31, 1998              --              --              --        (411,000)        (411,000)

Common shares issued             23,347,999          23,348         751,347              --          774,695

Net loss                                 --              --              --        (771,642)        (771,642)
                                -----------     -----------     -----------     -----------      -----------

Balance - November 30, 1999      23,347,599          23,348         751,347      (1,182,642)        (407,947)

Common shares issued                366,667             367         229,633              --          230,000

Net loss                                 --              --              --         (73,694)         (73,694)

Balance - December 31, 1999      23,714,666     $    23,715     $   980,980     $(1,256,336)     $  (251,641)
                                ===========     ===========     ===========     ===========      ===========


          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the                For the
                                                     11-month               1-month                 For the years ended
                                                   period ended           period ended                 December 31,
                                                 November 30, 1999      December 31, 1999         1999             1998
                                                 -----------------      -----------------     ------------     ------------
 CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                                            $  (771,642)          $   (73,694)        $  (845,336)      $  (270,792)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation                                             12,396                   697              13,093             7,077
(Increase) decrease in accounts receivable             (106,245)                  674            (105,571)            4,433
(Increase) in prepaid expenses                          (23,619)               (5,042)            (28,661)               --
(Increase) in security deposits                        (167,257)                   --            (167,257)               --
Increase (decrease) in due to
affiliated company                                        1,421                (1,421)                 --                --
Increase (decrease) in acounts payable                  376,803                (3,380)            373,423            59,683
Decrease in advances/unearned revenue                   (38,196)                   --             (38,196)          (38,196)
                                                    -----------           -----------         -----------       -----------

Net cash used in operating activities                  (716,339)              (82,166)           (798,505)         (237,795)
                                                    -----------           -----------         -----------       -----------

INVESTING ACTIVITIES
Purchases of property and equipment                     (45,596)                   --             (45,596)          (12,674)
                                                    -----------           -----------         -----------       -----------

Net cash used in investing activities                   (45,596)                   --             (45,596)          (12,674)
                                                    -----------           -----------         -----------       -----------

FINANCING ACTIVITIES
Proceeds from loans and notes payable                   402,979                 1,296             404,275           242,608
Payments on loans and notes payable                    (393,502)                   --            (393,502)               --
Proceeds from issue of shares - gross                   861,095               250,000           1,111,095                --
Costs of issuing shares                                 (86,400)              (20,000)           (106,400)               --
                                                    -----------           -----------         -----------       -----------

Net cash provided by financing activities               784,172               231,296           1,015,468           242,608
                                                    -----------           -----------         -----------       -----------

Net increase (decrease) in cash
and cash equivalents                                     22,237               149,130             171,367            (7,861)

CASH AND CASH EQUIVALENTS:
Beginning of period/year                                    629                22,866                 629             8,490
                                                    -----------           -----------         -----------       -----------

End of period/year                                  $    22,866           $   171,996         $   171,996       $       629
                                                    ===========           ===========         ===========       ===========

Supplemental disclosure of
cash flow information:
Cash paid for interest                              $     1,325           $        --         $     1,325       $       740
                                                    ===========           ===========         ===========       ===========

          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  Organization and Business
                  Pride Automotive Group ("Pride") was incorporated in 1995 in the State of Delaware as a "C" Corporation. On June 18, 1999, Pride changed its name to DME Interactive Holdings, Inc. ("DME or Company") following a reverse merger (re-capitalization) with Digital Mafia Entertainment, LLC. ("Digital Mafia"), a New Jersey Limited Liability Company (the "Transaction"). The re-capitalization occurred pursuant to the Exchange of Common Stock agreement dated March 30, 1999 (as amended). In connection with the re-capitalization, Pride exchanged 14,800,000 shares of its Common Stock (representing approximately 64% of the outstanding shares after the exchange) for all of the membership interests of Digital Mafia. In addition, Pride sold all of its interest in its two operating subsidiaries to Pride, Inc., its parent and owner of more than 50% of its outstanding common stock prior to the transaction, for $1.00 each. As a result, Digital Mafia became a wholly owned subsidiary of Pride. For accounting purposes, the exchange was treated as a re-capitalization, as if Digital Mafia acquired Pride.

                  DME is an advanced technology company that provides corporate internet strategy and development services and advertising services ("digital communications solutions") primarily to clients seeking to reach the urban African-American and Latino markets.

                  Principles of Consolidation
                  The accompanying consolidated financial statements include the accounts of DME and its wholly owned subsidiaries, Digital Mafia Entertainment, LLC, and DME 39 Broadway Corporation ("DME 39"). All material intercompany transactions and balances have been eliminated in consolidation.

                  Basis of Presentation
                  On February 6, 2000, DME's Board of Directors approved a change in its fiscal year end from November 30 to December 31, retroactive to December 31, 1999. As a result, DME has presented consolidated balance sheets as of November 30 and December 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from January 1, 1999 to November 30, 1999, December 1, 1999 to December 31, 1999 and for the year ended December 31,1999.

                  Digital Mafia is deemed to be the predecessor company and all financial information prior to June 18, 1999 is that of Digital Mafia.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
                  (Continued)

                  Fixed Assets
                  Fixed assets are recorded at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets.

                  Use of Estimates
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                  Statement of Cash Flows
                  For financial statement purposes, cash in demand deposit accounts and money market accounts with maturities of ninety days or less are considered to be cash equivalents.

                  Noncash Transactions
                  On June 17, 1999, DME issued approximately 120,000 common shares with a total market value of approximately $120,000 to consultants for services performed in connection with a private placement offering.

                  Allowance for Doubtful Accounts
                  The Company establishes an allowance for uncollectible accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. Accounts receivable is shown net of allowance for doubtful accounts in the accompanying consolidated financial statements. The allowance for uncollectible accounts receivable as of November 30, 1999, December 31, 1999 and 1998, was $49,112, $30,030 and $0,
                  respectively.

                  Revenue Recognition
                  The Company recognizes project revenues based on the percentage of completion method. Maintenance revenue is recognized on a monthly basis while the relevant maintenance agreement is in effect, and the Company has performed the agreed-upon maintenance services.

                  Reclassification
                  Certain reclassifications have been made to the prior period's financial statements in order to conform them to the classifications used for the current year.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.           INCOME TAXES:

                  DME uses the asset and liability method of accounting for income taxes. At November 30, 1999, and December 31, 1999, deferred tax asset is the result of operating losses. As of November 30, 1999 and December 31, 1999, a 100% valuation allowance was provided against the deferred tax asset.

                  The gross amounts of deferred tax assets was as follows:

                                           November 30, 1999   December 31, 1999
                                           -----------------   -----------------
                   Gross amount                $ 304,540           $ 335,164
                   Valuation allowance          (304,540)           (335,164)
                                               ---------           ---------
                                               $       -           $       -
                                               =========           =========

                  DME did not have any tax assets or liabilities prior to the Transaction.

                  Digital Mafia is a Limited Liability Corporation and therefore not subject to Federal, State and local taxes.


NOTE 3.           OPERATING LOSS CARRYFORWARDS:

                  DME has operating loss carryforwards available at November 30, 1999 and December 31, 1999 of $764,215 and $837,909,
                  respectively that may be applied against future taxable income. The loss carryforwards expire in year 2015.

                  DME did not have any operating loss carryforwards prior to the Transaction.


NOTE 4.           PROPERTY AND EQUIPMENT, NET:

                  Property and equipment, net is comprised of the following:

                                              Estimated     November 30,   December 31,   December 31,
                                             Useful Life        1999           1999           1998
                                             -----------       ------         ------         ------

                  Office equipment                5         $    74,952     $   74,952    $   32,772
                  Furniture and fixtures          5               6,490          6,490         5,752
                  Software                        3               4,628          4,628         1,950
                                                            -----------    -----------    ----------
                                                                 86,070         86,070        40,474
                  Accumulated  depreciation                     (22,394)       (23,090)       (9,987)
                                                            ------------   ------------   ----------

                                                            $    63,676    $    62,980    $   30,487
                                                            ===========    ===========    ==========

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.           PROPERTY AND EQUIPMENT, NET:  (Continued)

                  Depreciation expense for the eleven-month period ended November 30, 1999, one-month period ended December 31, 1999 and for the years ended December 31, 1999 and 1998, was $12,396, $697, $13,093 and $7,077, respectively.


NOTE 5.           NOTES PAYABLE:

                  The Company has two notes payable outstanding, one for $50,000 and another for $36,805. The $50,000 note bears interest at a rate of 9% per annum and matures on March 21, 2001. The $36,805 note bears interest at a rate of 9% per annum and has no stated maturity date.


NOTE 6.           STOCK OPTIONS AND WARRANTS:

                  Employee Stock Options
                  DME has an incentive stock option plan (the "Plan") for key management employees. A maximum of 3,000,000 shares of common stock may be issued under the Plan. The option price, number of shares and grant date are determined at the discretion of the Board of Directors. Options granted under the Plan are exercisable at dates determined by the Board of Directors. If an employee is terminated by DME, all unexercised options expire automatically. An employee has ninety days from date of voluntary termination to exercise options to the extent such options were exercisable at the time of termination. As of November 30, 1999 and December 31, 1999 no employee compensation expenses was incurred nor were any options exercised.

                  As of November 30, 1999 and December 31, 1999, a total of 1,210,000 options had been granted to nineteen employees of the Company. These options were not granted pursuant to the Plan.

                  Below is a summary of option activity for the period ended November 30, 1999, and the period and year ended December 31, 1999:

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.           STOCK OPTIONS AND WARRANTS:  (Continued)

                                                                                       Weighted
                                                        Options                         Average
                                                       Available         Number        Exercise
                                                       For Grant       of Options        Price
                                                       ---------       ----------        -----
                  Balance, December 31, 1998                   -                 -    $        -
                    Granted                                    -         1,210,000          1.79
                    Exercised                                  -                 -             -
                                                    ------------      ------------    ----------
                  Balances, November 30, 1999                  -         1,210,000          1.79
                    Granted                                    -                 -             -
                    Exercised                                  -                 -             -
                                                    ------------      ------------    ----------
                  Balances, December 31, 1999                  -         1,210,000    $     1.79
                                                    ============      ============    ==========

                  The average remaining contractual life of options outstanding as of November 30, 1999 and December 31, 1999 was 1.78 years and 1.60 years, respectively.

                  The actual fair market value of common shares as of the date of grant were equal to or below the exercise price of the stock options. Accordingly, the Company did not incur any compensation expense as of November 30, 1999 and December 31, 1999.

                  Pro forma information regarding net loss and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for November 30, 1999 and December 31, 1999.

                                                   November 30,     December 31,
                                                       1999             1999
                                                       ----             ----

                  Risk-free interest rate           5.85-6.65%       5.85-6.65%
                  Dividend yield                        -                -
                  Volatility factor                   0.680            0.680
                  Weighted average expected life     5 years          5 years

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  Had SFAS 123 been applied, the Company's pro forma net loss and loss per share would be as follows:

                                                November 30,       December 31,
                                                    1999               1999
                                                    ----               ----

                  Net loss - as reported        $  (771,642)      $  (845,336)
                  Net loss - pro forma          $(5,354,810)      $(5,428,504)
                  Loss per share - as reported  $    (0.033)      $    (0.036)
                  Loss per share - pro forma $ (0.23) $ (0.23) Weighted average fair value of options granted during
                    the year                    $      3.78       $      3.78

                  Common Shares Reserved for Senior Management
                  At November 30, 1999 and December 31, 1999, the Company had 300,000 warrants outstanding in connection with a Senior Management Incentive Plan.

                  Warrants
                  As of November 30, 1999 and December 31, 1999, DME had 2,595,000 redeemable purchase warrants outstanding. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $5.75. DME may redeem the warrants at anytime upon 30 days' written notice at a price of $0.05 per warrant subject to certain conditions. Holders may exercise their warrants any time prior to April 23, 2001.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.           NET LOSS PER COMMON SHARE:

                  The following table presents the calculation of basic and diluted net loss per common share required under SFAS 128:

                                                     Period            Period           Year             Year
                                                      Ended             Ended           Ended            Ended
                                                  November 30,      December 31,    December 31,     December 31,
                                                      1999              1999            1999             1998 *
                                                     ------            ------          ------           -------
                  Net loss                       ($   771,642)    ($     73,694)   ($   845,336)    ($    270,792)
                                                 =============    =============    ============     =============

                  Weighted average shares -
                   basic                            23,347,999        23,545,849      23,364,403        23,347,999

                  Effect of dilutive securities:
                    Warrants and employee
                     stock options                   4,105,000         4,105,000       4,105,000         4,105,000
                                                 -------------    --------------   -------------    --------------

                  Weighted average shares -
                   diluted                          27,452,999        27,650,849      27,469,403        27,452,999
                                                 -------------    --------------   -------------    --------------

                  Net loss per common
                   share - basic                 ($     0.033)    ($      0.003)   ($     0.036)    ($      0.012)
                                                 ------------     -------------    ------------     -------------

                  Net loss per share - diluted   ($     0.028)    ($      0.003)   ($     0.031)    ($      0.010)
                                                 ------------     -------------    ------------     -------------

                  *Information for the year ended December 31, 1998 was
                   presented as if the transaction had occurred on January 1, 1998.


NOTE 8.           PRIVATE PLACEMENT OFFERING:

                  On December 5 and 22, 1999, the Company issued a total of 366,667 shares through private placement offeings. Total proceeds received relating to the offering were $250,000.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.           RELATED PARTY TRANSACTION:

                  Due to Affiliated Company
                  Digital Mafia shares office space with an affiliated company. Certain administrative expenses incurred by Digital Mafia may from time to time be paid by the affiliated company. The amount payable to the affiliated company as of November 30, 1999 and December 31, 1999 was $1,412 and $1,297,
                  respectively.

                  Loan Payable to Employee
                  DME also issued a $41,000 note payable to an employee pursuant to an asset purchase agreement executed on September 1, 1999. The note will be settled from collections on accounts receivable assigned by the employee to DME.

                  Principal  Shareholder Loan
                  As of November 30, and December 31, 1999, the Company owes its principal shareholder a total of $208,906, of which $50,000 is past due. The $50,000 loan carries interest at the rate of 10.25% per annum and matured on December 5, 1999. The shareholder has extended the maturity date to January 31, 2000. The remaining loans carry interest at the rate of 9% per annum and mature on December 31, 2001.


NOTE 10.          COMMITMENTS:

                  On September 23, 1999, DME 39 entered into two non-cancelable office space rental lease agreements with a real estate company. The agreements will become effective in March 2000 and expires in July 2010. In addition to base rent and electricity, DME 39 is required, under the lease agreements, to pay real estate taxes equal to 2.4% of base tax, as defined in the agreement.

                  In conjunction with DME 39's lease signings, DME signed an absolute and unconditional deed guaranteeing the full, prompt and complete performance of all of the terms, covenants and conditions of the lease agreements entered into by DME 39. The guaranty expires if, at any time, DME and/or DME 39 pays the landlord base rent equal to $450,000 or more under the above leases.

                  In addition, DME 39 entered into a temporary office space rental agreement which expires five days after substantial completion of renovations to the office space mentioned above.

                  Digital Mafia has a non-cancelable office space rental lease agreement which expires on March 31, 2000. Digital Mafia shares the office space with an affiliated company and allocates a certain portion of the rental costs and expenses to the affiliated company (See Note 9).

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.          COMMITMENTS:  (Continued)

                  Future minimum lease payments under the lease agreements are as follows:

                  For the Year Ending December 31,
                  --------------------------------
                                    2000                    $       212,980
                                    2001                            245,909
                                    2002                            297,695
                                    2003                            305,798
                                    2004                            314,148
                                    Thereafter                    2,226,440
                                                            ---------------

                                        Total               $     3,602,970
                                                            ===============

                  Total rent expense under all operating leases amounted to $22,233, $5,767, $28,000 and $24,000 for the eleven-month period ended November 30, 1999, the one-month period ended December 31, 1999 and for the years ended December 31, 1999, and December 31, 1998, respectively.


NOTE 11.          SUBSEQUENT EVENTS:

                  On January 12, 2000, DME incorporated a wholly-owned subsidiary, Places of Color, Inc. ("Places of Color") in the State of Delaware.

                  On February 2, 2000, DME and Places of Color entered into a "strategic agreement" with an internet service provider ("ISP"). The agreement expires 18 months after the "launch date" of the web-site and requires the ISP to provide hosting and other technical and support services for a website ("Customized Service") for internet users from the urban minority market. Places of Color will receive a stated percentage of the monthly subscription fees received by the ISP. DME will issue 1,250,000 common shares to the ISP. In addition to the shares, DME will grant a warrant for 4,000,000 additional shares to the ISP at a purchase price of $8.563 per share. The warrants are only exercisable if, at the end of the strategic agreement, the parties negotiate an extension of the strategic agreement, or enter into a new agreement substantially similar to the strategic agreement.

                  On January 5, 2000, DME issued 500,000 shares of common stock through a private placement for $1,000,000 of gross cash proceeds.