Form 10QSB
period 2000-03-31
DME INTERACTIVE HOLDINGS INC
filed 2000-05-16
CIK 1004124

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

( ) Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 for the transition period from __________ to _________

                         DME INTERACTIVE HOLDINGS, INC.
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


Delaware                               0-27944                  98-0157860
--------------------------------------------------------------------------------
(State of Other Jurisdiction         (Commission              (IRS Employer
   of Incorporation)                 File Number)         Identification Number)


39 Broadway, New York                                                      10006
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, Including area code                 212-422-6600
--------------------------------------------------------------------------------


                                 Not Applicable
--------------------------------------------------------------------------------
          (Former Name of Former Address, if Changed Since Last Report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes X   No
                                            ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of May 1, 2000 there were 25,964,666 shares of common stock outstanding.

===============================================================================

--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


                         DME INTERACTIVE HOLDINGS, INC.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

          Consolidated Statements of Operations for the three months ended March 31, 2000 (Unaudited) and March 31, 1999 (Unaudited)

          Consolidated Statements of Changes in Shareholders' Deficit for the Period Ended March 31, 2000 (Unaudited)


          Consolidated Statements of Cash Flows for the three months ended March 31, 2000 (Unaudited) and March 31, 1999 (Unaudited)

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION AND SUBSEQUENT EVENTS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



                                       2
--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS



                 DME Interactive Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                              ASSETS

                                                          As of                    As of
                                                       March 31,                December 31,
                                                           2000                     1999
                                                           -----                   -----
 CURRENT ASSETS:

 Cash and cash equivalents                             $  312,051              $  171,996
 Accounts receivable, net                                 157,396                 116,168
 Prepaid expenses                                          36,422                  28,661
                                                       -----------             -----------

 Total current assets                                     505,869                 316,825

 Security deposits                                        167,257                 167,257
 Property and equipment, net                              379,459                  62,980
                                                       -----------             -----------

 Total assets                                          $1,052,585               $ 547,062
                                                       ===========             ===========

             LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES:

 Accounts payable and accrued expenses                    531,881                 460,695
 Due to affiliated company                                  1,446                   1,297
 Note payable to employee                                  41,000                  41,000
 Loan from shareholder                                         --                  50,000
                                                       -----------             -----------

 Total current liabilities                                574,327                 552,992

 Notes payable                                             86,805                  86,805
 Loans from shareholder                                   456,906                 158,906
 Unearned revenue                                         138,922                      --
                                                       -----------             -----------

 Total liabilities                                      1,256,960              $  798,703
                                                       ===========             ===========

 Commitments and Contingencies(Note 10)

 Common stock, par value $0.001; 60,000,000
 shares authorized; 25,964,666 and
 23,714,666 issued and outstanding as of
 March 31, 2000 and December 31, 1999,
 respectively                                               25,965                 23,715
 Additional paid-in capital                             25,059,980                980,980
 Accumulated deficit                                    (2,110,320)            (1,256,336)
 Less deferred strategic agreement expense             (23,180,000)                    --
                                                       -----------             -----------

 Total shareholders' deficit                              (204,375)              (251,641)
                                                       -----------             -----------

 Total liabilities and shareholders' deficit           $ 1,052,585             $  547,062
                                                       ===========             ===========



          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------




                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        For the            For the
                                       3-months            3-months
                                     period ended        period ended
                                    March 31, 2000     March 31, 1999
                                    ------------     ----------------

GROSS REVENUES                       $   218,766        $      87,589
                                     ------------        ------------
COST OF OPERATIONS
Salaries and employee benefits            407,644              18,983
Project expense                            12,003               6,270
Consulting services                        70,586              34,959
                                     ------------        ------------

Total cost of operations                  490,233              60,212
                                     ------------        ------------

GROSS PROFIT (LOSS)                      (271,467)             27,377

GENERAL AND ADMINISTRATIVE
  EXPENSES                                581,709              10,085
                                     ------------        ------------
INCOME (LOSS) FROM OPERATIONS            (853,176)             17,292
                                     ------------        ------------
OTHER INCOME AND (EXPENSES)
Interest and rental income                  6,539                -
Interest expense                            7,347              1,820
                                     ------------        ------------
                                             (809)             1,820
                                     ------------        ------------
NET INCOME (LOSS)                    $   (853,984)       $    15,472
                                     ============        ============
INCOME (LOSS) PER SHARE:
Basic                                $      (0.03)       $     0.001
                                     ============        ============
Diluted                              $      (0.03)       $     0.001
                                     ============        ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

Basic                                  25,964,666          23,347,999
                                     ------------        ------------

Diluted                                25,964,666          25,942,999
                                     ------------        ------------




          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------

                 DME Interactive Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT FOR THE PERIOD ENDED
                                MARCH 31, 2000.
                                   (UNAUDITED)




                                       Common Stock               Additional                          Deferred          Total
                                                                   Paid-in          Accumulated       Strategic      Shareholders'
                                    Number         Amount          Capital            Deficit          Expense           Deficit
                                  ---------     -----------      -----------        -----------      ----------       -------------
Balance, December 31, 1999       23,714,666    $     23,715     $    980,980      $ (1,256,336)              --       $   (251,641)

Common shares issued to           1,250,000           1,250               --                --               --              1,250
strategic agreement

Stock issuance for strategic
agreement                                --              --       11,210,000                --               --         11,210,000

Strategic agreement deferred
expense recognition                      --              --               --                --      (11,210,000)       (11,210,000)

Warrants issuance for
strategic agreement                      --              --       11,970,000                --      (11,970,000)                --

Common Shares issued              1,000,000           1,000          899,000                --               --            900,000

Net loss                                 --              --               --          (853,984)              --           (853,984)

Balance, March 31, 2000          25,964,666    $     25,965     $ 25,059,980      $ (2,110,320)     (23,180,000)      $   (204,375)

                                ============    ============     ============      ============     ============       ============


          See accompanying notes to consolidated financial statements.

                                       F-3
--------------------------------------------------------------------------------
                                                                          Page 5

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------






                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the                For the
                                                     3-month                3-month
                                                   period ended           period ended
                                                 March 31, 2000         March 31, 1999
                                                 -----------------      -----------------
 CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income (loss)                                   $  (853,984)          $    15,742
Adjustments to reconcile net income (loss)
to net cash (used in) provided by
operating activities:
Depreciation                                             41,287                   697
Decrease in accounts receivable                         (41,228)                1,800
(Increase) in prepaid expenses                           (7,760)                   --
Increase in due to affiliated company                       149                    --
Increase in accounts payable                             71,186                33,143
Increase in advances/unearned revenue                    56,250                    --
                                                    -----------           -----------

Net cash used in provided by
operating activities                                   (734,100)               50,415
                                                    -----------           -----------

INVESTING ACTIVITIES
Purchases of property and equipment                    (357,767)                   --
                                                    -----------           -----------

Net cash used in investing activities                  (357,767)                   --
                                                    -----------           -----------

FINANCING ACTIVITIES
Proceeds from loans and notes payable                   300,000                30,000
Payments on loans and notes payable                     (52,000)                   --
Proceeds from sale of common stock                      901,250                    --
Increase in capital lease obligation                     82,672                    --
                                                    -----------           -----------

Net cash provided by financing activities             1,231,922                30,000
                                                    -----------           -----------

Net increase in cash
and cash equivalents                                    140,055                80,415

CASH AND CASH EQUIVALENTS:
Beginning of period                                     171,996                   629
                                                    -----------           -----------

End of period                                       $   312,051           $    81,044
                                                    ===========           ===========



          See accompanying notes to consolidated financial statements.

                                       F-4
--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


                         DME Interactive Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.           BASIS OF PRESENTATION:

                  The accompanying unaudited consolidated financial statements, which include the accounts of DME Interactive Holdings, Inc. and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

NOTE 2.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                       F-5

--------------------------------------------------------------------------------
                                                                          Page 7

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------

NOTE 2.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
                  (Continued)

                  Digital Mafia is deemed to be the predecessor company and all financial information prior to June 18, 1999 is that of Digital Mafia.

                  DME is an advanced technology company that provides corporate internet strategy, development services and advertising services ("digital communications solutions") primarily to clients seeking to reach the urban African-American and Latino markets. We are in the process of expanding our business by developing online resource communities which are designed to provide a variety of content of interest to our urban target market. Currently, we are developing two on-line resource communities, Places of Color and Fan4Life.

                  On February 2, 2000, DME and Places of Color entered into a "strategic agreement" with CompuServe Interactive Service, Inc. subsidiary of America Online, Inc., an internet service provider ("ISP"). The agreement expires 18 months after the launch date and requires the ISP to provide hosting and other technical and support services for a website customized Service for internet users from the urban market. Places of Color will receive a stated percentage of the monthly subscription fees received by the ISP. DME has issued 1,250,000 common shares to the ISP. In addition to the shares, DME has granted a warrant for 4,000,000 additional shares to the ISP at a purchase price of $8.563 per share.
                  The warrants are only exercisable if, at the end of the strategic agreement, the parties negotiate an extension of the strategic agreement, or enter into a new agreement substantially similar to the strategic agreement.

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

--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


                  NOTE 2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES: (Continued)

                  Allowance for Doubtful Accounts The Company establishes an allowance for uncollectible accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. Accounts receivable is shown net of allowance for doubtful accounts in the accompanying consolidated financial statements. The allowance for uncollectible accounts receivable as of March 31, 2000 and December 31, 1999, was $17,424 and $50,030,
                  respectively.

                  Revenue Recognition
                  The Company bills for services recognizes project revenues based on time-and-materials arrangements, fixed-price contracts and maintenance agreements. The Company recognizes project revenues on a percentage of completion method. Maintenance revenue is recognized on a monthly basis while the relevant maintenance agreement is in effect, and the Company has performed the agreed-upon maintenance services.

                  Reclassification

                  Certain reclassifications have been made to the prior period's financial statements in order to conform them to the classifications used for the current year.

NOTE 3.           INCOME TAXES:


                  DME accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards has been offset by a deferred tax valuation allowance on the entire amount.

                                      F-7


--------------------------------------------------------------------------------
                                                                          Page 9

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------

NOTE 4.           PROPERTY AND EQUIPMENT, NET:

                  Property and equipment, net is comprised of the following:


                                              Estimated      March 31,     December 31,
                                             Useful Life        2000           1999
                                             -----------       ------         ------
                  Office equipment                5         $   319,351     $   74,952
                  Furniture and fixtures          5             104,064          6,490
                  Software                        3              18,806          4,628
                                                            -----------    -----------
                                                                443,837         86,070
                  Accumulated  depreciation                     (64,378)       (23,090)
                                                            ------------   ------------

                                                            $   379,459    $    62,980
                                                            ===========    ===========

                  Depreciation expense for the three-month period ended March 31, 2000 and March 31, 1999, was $41,287 and $2,091.

NOTE 5.           NOTES PAYABLE:

                  The Company has two notes payable outstanding, one for $50,000 and another for $36,805. The $50,000 note bears interest at a rate of 9% per annum and matures on March 21, 2001. The $36,805 note bears interest at a rate of 9% per annum and has no stated maturity date.

NOTE 6.           EQUITY FINANCING:

                  In January 2000, we issued 500,000 shares of Common Stock at par value, 500,000 warrants at a $2.00 strike price, and 500,000 shares at $2.00 per share in a private placement to satisfy our working capital requirements. Gross proceeds totaled $1,000,000.

NOTE 7.           STOCK OPTIONS AND WARRANTS:

                  Employee Stock Options
                  DME has an incentive stock option plan (the "Plan") for key management employees. On May 8, 2000, the Board of Directors increased the maximum shares of common stock that may be issued under the Plan to 12,000,000 from 3,000,000. The option price, number of shares and grant date are determined at the discretion of the Board of Directors. Options granted under the Plan are exercisable at dates determined by the Board of Directors. If an employee is terminated, all unexercised options expire automatically. An employee has ninety days from date of voluntary termination to exercise options to the extent such options were exercisable at the time of termination. As of March 31, 2000, no employee compensation expenses was incurred nor were any options exercised.

                  As of March 31, 2000 a total of 1,210,000 options had been granted to nineteen employees of the Company. These options were not granted pursuant to the Plan.

                  On May 11, 2000 the Board of Directors granted Darien Dash the option to purchase up to 4,000,000 shares of common stock pursuant to the Plan for a period over 10 years from July 1, 1999, at the purchase price of $2.81 per share per first 2.5 million shares, $4.00 per additional 750,000 shares, and $5.00 per remaining 750,000 shares. The shares can be exercised pro rata over three years after the anniversary of the grant date.

                  On May 11, 2000 the Board of Directors granted Thomas O'Rourke the option to purchase up to 4,000,000 shares of common stock pursuant to the Plan for a period over 10 years, at the purchase price of $2.81 per share per first 1.33 million shares, $4.00 per additional 1.33 million shares, and $5.00 per remaining 1.33 million shares. The shares can be exercised pro rata over three years after the anniversary of the grant date.

                  Warrants
                  As of March 31, 2000, DME had 2,595,000 redeemable purchase warrants outstanding. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $5.75. DME may redeem the warrants at anytime upon 30 days' written notice at a price of $0.05 per warrant subject to certain conditions. The expiration date on the warrants is April 23, 2001.

                                       F-8

--------------------------------------------------------------------------------
                                                                         Page 10

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------

NOTE 8.           NET LOSS PER COMMON SHARE:

                  The following table presents the calculation of basic and diluted net loss per common share required under SFAS 128:

                                                     Period            Period
                                                      Ended             Ended

                                                  March 31,          March 31,
                                                      2000              1999
                                                     ------            ------

                  Net (loss)/Net income            ($ 853,984)     $     15,472
                                                 =============    =============

                  Weighted average shares -
                   basic                            25,964,666       23,347,999

                  Effect of dilutive securities:
                    Warrants and employee
                     stock options                         --         2,595,000
                                                 -------------    --------------

                  Weighted average shares -
                   diluted                          25,964,666        25,942,999
                                                 -------------    --------------

                  Net (loss)/Net income per
                   common share - basic          ($     0.033)      $      0.001
                                                 ------------     -------------

                  Net (loss)/Net income          ($     0.033)      $      0.001
                  Per share - diluted             ------------     -------------


NOTE 9.           RELATED PARTY TRANSACTION:

                  Due to Affiliated Company

                  Digital Mafia shares office space with an affiliated company. Certain administrative expenses incurred by Digital Mafia may from time to time be paid by the affiliated company. The amount payable to the affiliated company as of March 31, 2000 and December 31, 1999 was $1,446 and $1,297, respectively.

                  Loan Payable to Employee

                  DME also issued a $41,000 note payable to an employee pursuant to an asset purchase agreement executed on September 1, 1999. There is no stated interest rate. The note will be settled from collections on accounts receivable assigned by the employee to DME.

                  Principal Shareholder Loans

                  As of March 31, 2000, the Company owes its principal shareholder a total of $456,906. The majority loan of $300,000 has an interest rate of 13% and matures on May 31, 2000. The remaining loans carry an interest rate of 9% per annum and mature on from December 31, 2001.

--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------

NOTE 10.         STRATEGIC AGREEMENT:

                 In February 2000, the Company entered into a strategic partnership with AOL. In connection with this agreement DME issued 1,250,000 common shares to AOL valued at $11,210,000, based upon the trading price of the stock on the issuance date. In addition the Company also issued 4,000,000 options with an exercise price of $8.563 exercisable at the end of the term of the strategic agreement. The value of the Warrants on the issuance date was $11,970,000 using the Black-Scholes Option-Pricing Model.

The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future months due to, among other things, DME reaching certain performance milestones. The deferred strategic agreement expense is recognized straight line over the 18 months after the POC launch. As of March 31, 2000, no strategic agreement expenses has been recognized.

--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


NOTE 11.          COMMITMENTS AND CONTINGENCIES:

                  (A)  Employment Agreement

                  On April 18, 2000, the Company entered into an employment agreement with its President and Chief Operating Officer, Thomas O'Rourke. The effective date of this agreement is April 18, 2000, and is for a period of three years at which time it can be renewed by mutual agreement of both parties. The agreement may be terminated at any time by mutual written agreement by the parties. The consideration is $150,000 annually to be paid at regular payroll periods. As additional compensation, the Company has issued a total of 4,000,000 stock options excisable at annual intervals ranging from April 18, 2000 to April 18, 2003 at varying exercise prices between $2.81 to $5.00.

                  (B)  Rental Lease

                  On September 23, 1999, DME 39 entered into two non-cancelable office space rental lease agreements with a real estate company. The agreements became effective in March 2000 and expires in July 2010. In addition to base rent and electricity, DME 39 is required, under the lease agreements, to pay real estate taxes equal to 2.4% of base tax, as defined in the agreement.

                  In conjunction with DME 39's lease signings, DME signed an absolute and unconditional deed guaranteeing the full, prompt and complete performance of all of the terms, covenants and conditions of the lease agreements entered into by DME 39. The guaranty expires if, at any time, DME and/or DME 39 pays the landlord base rent equal to $450,000 or more under the above mentioned leases.

                  Future minimum lease payments under the lease agreements are as follows:

                  For the Year Ending December 31,
                  --------------------------------
                                    2000                    $       189,361
                                    2001                            245,909
                                    2002                            297,695
                                    2003                            305,798
                                    2004                            314,148
                                    Thereafter                    2,226,440
                                                            ---------------

                                        Total               $     3,579,351
                                                            ===============

                  Total rent expense under all operating leases amounted to $38,744 and $6,450 for the three-month period ended March 31, 2000, and March 31, 1999, respectively.

--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


NOTE 11.          COMMITMENTS AND CONTINGENCIES:  (Continued)

                  (C) Litigation

                  The Receiver of Autokraft Limited and ACL(1996) Limited, both in Administrative Receivership in the United Kingdom have asserted a claim against us for monies allegedly due under (i) a guarantee agreement and (ii) a variation agreement executed by us pursuant to which the loan allegedly guaranteed was restructured. The amount claimed to be due is British pounds 281,107 plus interest. The obligations arise out of the purchase by a former subsidiary of ours, when we were Pride Automotive Group, Inc. ("PAG"), of certain assets of the claimants. We are currently investigating the claim; however, we believe that the existence of the liability for the claim constitutes a breach of the representations and warranties made to Digital Mafia LLC in the agreement pursuant to which it was acquired by PAG in the June 1999 reverse merger (the "re-capitalization"). Therefore, we have asserted a claim for indemnification against Pride Inc. (now known as Mason Hill Holdings, Inc.), the then parent of PAG, who, in the exchange agreement for the acquisition, joined in the foregoing representations and agreed to indemnify Digital Mafia LLC in connection with any breach of those representations. If it is determined that we are liable to the Receiver, we intend to vigorously assert our rights against Pride, Inc.

                                      F-12

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements involving risks and uncertainties based on management's current expectations, which involve risks and uncertainties, estimates and projections about the internet industry and the evolution of on-line Internet commerce. All statements in this 10-QSB related to DME's changing financial operations and expected future growth or profitability constitute forward-looking statements. The actual results may differ significantly from those anticipated or expressed in these statements. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements. The results of interim periods are not necessarily indicative of the results to be obtained in a full fiscal year.

OVERVIEW

          DME Interactive Holdings, Inc. is an interactive services firm and is a leader in developing Internet marketing services aimed at the urban market. We provide creative, technology and strategic services that we believe will enable our clients to gain a competitive advantage in creating, enhancing and benefiting from relationships with African-American and Latino-American customers. We are in the process of expanding our business by developing online resource communities which are designed to provide a variety of content of interest to our urban target markets. Currently, we are developing two on-line resource communities, Places of Color and Fan4Life.

         In February 2000, the company entered into a strategic partnership with America Online, Inc. and its wholly owned subsidiary CompuServe Interactive Services, Inc. This alliance will enable the official launch of an urban branded Internet service provider hosted by AOL/CompuServe and featuring the Places of Color online resource community. AOL, through CompuServe, will provide all interactive services, including email, instant messaging, chat rooms and news briefs as well as "back end" services for Places of Color, including customer service, billing, dial up access numbers, and web site hosting and other technical infrastructure. We will provide relevant content and be responsible for all marketing and advertising for Places of Color. We will receive a portion of the subscriber fee from AOL and derive revenue from the advertising and affiliate relationships with content providers and e-commerce partners.


--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


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

         As of March 31, 2000, we have not realized any income from Places of Color and Fan4Life. We derive our interactive service revenues from one of three pricing arrangements: maintenance, time-and-materials and fixed-price.

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

         Many of our business initiatives are aimed at enhancing these factors. Further, we believe that our focus on maintenance-based arrangements will


--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


continue to improve the predictability of our quarter-to-quarter results.

         Our expenses include direct salaries and costs, selling, general and administrative and depreciation. Direct salaries and costs includes salaries, benefits and incentive compensation of billable employees and other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses. General and administrative expenses include benefits costs of management, rent and human resources costs. Professional fees include accounting, legal and consulting costs. Depreciation expenses primarily include depreciation of technology equipment and furniture and fixtures. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Expenses related to our online resource community were expensed to operations for the quarter ended March 31, 2000. For full year 2000, we expect such expenses to increase significantly as we complete development and prototype testing and commence marketing and operations.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

GROSS REVENUES AND OTHER INCOME. Gross Revenues for the first quarter of 1999 were $225,305 as compared to $87,589 in 1999. The increase of $137,716, or 157%, was attributable to several factors, including an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings.

TOTAL EXPENSES. For the first quarter of 2000, total expenses were $1,079,290 as compared to $72,117 in 1999. The increase of $1,007,173, was primarily due to an increase in accounting, management consulting and legal services to build the necessary infrastructure for the anticipated expansion of our business and to commence development of our online resource communities. In particular, salaries and employee benefits were $407,644 in the first quarter of 2000 as compared to $18,983 in 1999. The increase of $388,661 was the result of hiring additional salaried employees to support our internal growth and expanded service offerings.

NET INCOME (LOSS). As a result of the foregoing, in the first quarter of 2000, we had a net loss of $853,984 as compared to a net income of $15,472 in 1999.


LIQUIDITY

         At March 31, 2000, the Company had $321,051 of cash and cash equivalents compared to $81,044 at March 31, 1999. Prior to the reverse merger (re-capitalization) transaction on June 18, 1999, the Company's primary source of liquidity had been proceeds from officer's loan and operating cash flows.

         Net cash used in operating activities for the first quarter of 2000 was $734,100. In 2000, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing the necessary infrastructure for the expansion of our business and commencing the development of our online resource communities.

         Net cash used in investing activities was $357,767 for first quarter of 2000. This was attributable to the acquisition of property and equipment.


--------------------------------------------------------------------------------
                                                                         Page 16

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------

         Net cash provided by financing activities was $1,231,922. The cash provided for financing activities during 2000 was primarily the result of proceeds from the January 2000 private placement of common stock and the March 2000 loan from principal shareholder to meet our working capital requirements.

         We believe that current cash on hand and cash generated from operations in 2000 is sufficient to fund our digital communication solutions business at our current levels but is not sufficient to allow us to implement our expansion strategy or properly develop our online resource communities. Therefore, we are pursing external financing. We cannot assure you that such additional capital will be available when needed on terms acceptable to us. The inability to obtain such financing, if needed, could adversely affect our ability to achieve our business objectives.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Litigation noted in Note 10.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the first quarter of 2000, DME acting by written consent of a majority of its shareholders adopted an amended and restated certificate of incorporation. Request notice of such action was given to shareholders prior to the filing of such certificate of amendment.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

         Mark Herlitz-Ferguson resigned as President in April 2000. Carlton Charles resigned as Chief Financial Officer in May 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

           Exhibit 3.1. Certificate of Amendment of Restated Certificate of Incorporation of DME Interactive Holdings, Inc.


                              DME Interactive Holdings, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DME Interactive Holdings, Inc.


--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


DATE: March 2, 2000                 SIGNATURE:/s/ Darien Dash
                                                 -----------------------
                                                 Darien Dash
                                                 President and Chief Executive
                                                 Officer

 Exhibit 3.1

      CERTIFICATE OF AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION OF
                         DME INTERACTIVE HOLDINGS, INC.

     DME Interactive Holdings, Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

             I. The name of the Corporation is DME Interactive Holdings, Inc. and the Corporation was originally incorporated under the name Pride Automotive Group, Inc., and the original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on March 20, 1995.

             II. The Certificate of Incorporation was amended previously on June 15, 1999 and June 18, 1999.

             III. Pursuant to Sections 242 and 245 of the Delaware General Corporation Law ("DGCL"), this Restated Certificate of Incorporation restates and integrate and further amends the provisions of the Certificate of Incorporation of the Corporation, as amended, and has been consented to in writing by the Board of Directors and the sole stockholder of the Corporation.

             IV. The sole amendment adopted hereby is the increase in the number of authorized shares of common stock and the addition of preferred stock.

             V. The text of the Certificate of Incorporation as heretofore amended or supplemented is hereby restated and further amended to read in its entirety as follows:


             FIRST: The name of the corporation is:

                         DME Interactive Holdings, Inc.

             SECOND: Its registered office in the State of Delaware is to be located at 1013 Centre Road, Wilmington, Delaware 19805, County of New Castle. The registered agent in charge thereof is The Company Corporation, 1013 Centre Road, Wilmington, Delaware 19805, County of New Castle.

             THIRD: The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the corporation laws of the State of Delaware.

             FOURTH: Capital Stock

                     (A) Authorized Capital Stock. The total number of shares of all classes of stock which this Corporation shall have authority to issue is SIXTY TWO MILLION (62,000,000) shares, consisting of SIXTY MILLION (60,000,000) shares of common stock, $.001 par value per share (hereinafter, the "Common Stock"), and TWO MILLION (2,000,000) shares of Preferred Stock, $.01 par value per share (hereinafter, the "Preferred Stock").

                     (B) Preferred Stock.

                         (i) Shares of Preferred Stock may be issued from time
to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. The relative rights, preferences and limitations of shares of undesignated Preferred Stock are as provided for in this Article THIRD.

                        (ii) Undesignated Preferred Stock. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be


--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular event except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. Subject to the provisions of this Article THIRD, the Board of Directors of the Corporation is hereby expressly granted authority to fix by resolution or resolutions adopted prior to the issuance of any shares of each particular series of Preferred Stock, the designation, powers, preferences and relative, participating, optional and other rights, and the qualifications, limitations and restrictions thereof, if any, of such series, including, but without limiting the generality of the foregoing, the following:

                                    (1) the distinctive designation of and the
number of shares of Preferred Stock which shall constitute the series, which number may be increased (except as otherwise fixed by the Board of Directors) or decreased (but not below the number of shares thereof then outstanding) from time to time by action of the Board of Directors;

                                    (2) the rate and times at which, and the
terms and conditions upon which, dividends, if any, on shares of the series shall be paid, the extent of preferences of relation, if any, of such dividends to the dividends payable on any other class or classes of stock of this corporation, or on any series of Preferred Stock or of any other class or classes of stock of this corporation, and whether such dividends shall be cumulative or non-cumulative;

                                    (3) the right, if any, of the holders of
shares of the series to convert the same into, or exchange the same for, shares of any other class or classes of stock of this corporation, or of any series of Preferred Stock of this corporation, and the terms and conditions of such conversion or exchange;

                                    (4) whether shares of the series shall be
subject to redemption, and the redemption price or prices including, without limitation, a redemption price or prices payable in shares of the Common Stock and the time or times at which, and the terms and conditions upon which, shares of the series may be redeemed;

                                    (5) the rights, if any, of the holders of
shares of the series upon voluntary or involuntary liquidation, merger, consolidation, distribution or sale of assets, dissolution or winding up of this corporation;

                                    (6) the terms of the sinking fund or
redemption or purchase account, if any, to be provided for shares of the series; and

                                    (7) the voting powers, if any, of the
holders of shares of the series which may, without limiting the generality of the foregoing, include (i) the right to more or less than one vote per share on any or all matters voted upon by the stockholders and (ii) the right to vote, as a series by itself or together with other series of Preferred Stock or together with all series of Preferred Stock as a class, upon such matters, under such circumstances and upon such conditions as the Board of Directors may fix, including, without limitation, the right, voting as a series by itself or together with other series of Preferred Stock or together with all series of Preferred Stock as a class, to elect one or more directors of this corporation, or to elect one or more directors of this corporation, or to elect a majority of the members of the Board, under such circumstances and upon such conditions as the Board may determine.

                           (C) Common Stock.

                               (i) After the requirements with respect to
preferential dividends on Preferred Stock (fixed in accordance with provisions of this Article THIRD), if any, shall have been met and after this corporation shall have complied with all the requirements, if any, with respect to the setting aside of sums as sinking funds or redemption or purchase accounts (fixed in accordance with the provisions of paragraph (C) of this Article THIRD) and subject further to any other conditions which may be fixed in accordance with the provisions of paragraph (C) of this Article THIRD, then but not otherwise, the holders of Common Stock shall be entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors.


--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


                               (ii) After distribution in full of the
preferential amount (fixed in accordance with the provisions of paragraph (C) of this Article THIRD), if any, to be distributed to the holders of Preferred Stock in the event of voluntary or involuntary liquidation, distribution or sale of assets, dissolution or winding-up of this corporation, the holders of the Common Stock shall be entitled to receive all the remaining assets of this corporation, tangible and intangible, of whatever kind available for distribution to stockholders, ratably in proportion to the number of shares of the Common Stock held by each.

                              (iii) Except as otherwise be required by law, this
Certificate of Incorporation or the provisions of the resolution or resolutions as may be adopted by the Board of Directors pursuant to this Article THIRD, each holder of Common Stock shall have one vote in respect of each share of Common Stock held by such holder on each matter voted upon by the stockholders.

                       (D)    Other Provisions.

                              (i) The relative powers, preferences and rights of
each series of Preferred Stock in relation to the powers, preferences and rights of each other series of Preferred Stock shall, in each case, be as fixed from time to time by the Board of Directors in the resolution or resolutions adopted pursuant to authority granted in this Article THIRD, and the consent, by class or series vote or otherwise, of the holders of the Preferred Stock of such of the series of the Preferred Stock as are from time to time outstanding shall not be required for the issuance by the Board of Directors of any other series of Preferred Stock whether the powers, preferences and rights of such other series shall be fixed by the Board of Directors as senior to, or on a parity with, the powers, preferences and rights of such outstanding series, or any of them, provided, however, that the Board of Directors may provide in such resolution or resolutions adopted with respect to any series of Preferred Stock that the consent of the holders of a majority (or such greater proportion as shall be therein fixed) of the outstanding shares of such series voting thereon shall be required for the issuance of any or all other shares of Preferred Stock.

                              (ii) Subject to the provisions of subparagraph (i)
of this paragraph, shares of any series of Preferred Stock may be issued from time to time as the Board of Directors shall determine and on such terms and for such consideration as shall be fixed by the Board of Directors.

                             (iii) Shares of the Common Stock may be issued from
time to time as the Board of Directors shall determine and on such terms and for such consideration as shall be fixed by the Board of Directors.

                              (iv) No holder of any of the shares of any class
or series of stock or of options, warrants or other rights to purchase shares of any class or series of stock or of other securities of the corporation shall have any preemptive right to purchase or subscribe for any unissued stock of any class or series or any additional shares of any class or series to be issued by reason of any increase of the authorized capital stock of the corporation of any class or series, or bonds, certificates of indebtedness, debentures or other securities convertible into or exchangeable for stock of the corporation of any class or series, or carrying any right to purchase stock of any class or series.

                  FIFTH: The name and mailing address of the sole incorporator is Mitchell Lampert, Lampert & Lampert, 10 East 40th Street, New York, New York 10016.

                  SIXTH: The personal liability of the directors of the corporation is hereby eliminated to the fullest extent permitted by the provisions of paragraph (7) of subsection (b) of Section 102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented.

                  SEVENTH: The corporation shall, to the fullest extent permitted by the provisions of Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as


--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

                  EIGHTH: (A) The Business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors, which may exercise all such powers of the Corporation and do all such lawful acts as are not by law or by the Certificate of Incorporation of the Corporation directed or required to be exercised or done by the shareholders.

                          (B) The number of Directors of the Corporation shall
be as from time to time provided by or pursuant to the By-Laws of the Corporation, but shall be not less than three. A director shall hold office until the annual meeting for the year in which his term expires and until his successor shall be elected and shall qualify. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible.

                          (C) Newly created directorships resulting from any
increase in the authorized number of Directors constituting the entire Board of Directors or vacancies on the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or any other cause shall be filled only by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum, or by the sole remaining director. Directors elected to fill vacancies shall hold office for the remainder of the full term of the class of Directors in which the vacancy occurred and until such director's successor shall be elected and shall qualify. The directors of any class of directors of the Corporation may be removed by the shareholders only for cause by the affirmative vote of the holders of at least 70% of the combined voting power of all outstanding voting stock. For the purpose of this Article SEVENTH, "cause" shall mean the willful failure of a director to perform in any substantial respect such Director's duties to the Corporation (other than any such failure resulting from incapacity due to physical or mental illness), willful malfeasance by a Director in the performance of his duties to the Corporation which is materially and demonstrably injurious to the Corporation, the commission by a Director of an act of fraud in the performance of his duties, the conviction of a Director for a felony punishable by confinement for a period in excess of one year, or the ineligibility of a Director for continuation in office under any applicable rules, regulations or orders of any federal or state regulatory authority.

                          (D) Notwithstanding the foregoing, whenever the
holders of any one or more classes or series of preferred stock or preference shares issued by the Corporation shall have the right to vote separately by class or series to elect Directors at an annual or special meeting of shareholders, the election, term of office, filling of vacancies and other features of such directorships shall be governed by the terms of this Certificate of Incorporation applicable thereto, and such Directors so elected shall not be divided into classes pursuant to this Article SEVENTH unless expressly provided by such terms.

                          (E) Where the term "Board of Directors" is used in
this Certificate of Incorporation, such term shall mean the Board of Directors of the Corporation; provided, however, that to the extent any committee of Directors of the Corporation is lawfully entitled to exercise the powers of the Board of Directors, such committee may exercise any right or authority of the Board of Directors under this Certificate of Incorporation.

                          (F) Notwithstanding any other provisions of this
Certificate of Incorporation or the By-Laws of this Corporation (and notwithstanding the fact that a lesser percentage or separate class vote may be specified by law, this Certificate of Incorporation, the By-Laws of the Corporation or otherwise), the affirmative vote of the holders of at least 70% of the combined voting power of all outstanding voting stock shall be required to adopt any provisions inconsistent with, or to amend or repeal, this Article SEVENTH.

                  NINTH: The Corporation indemnifies each director, officer, employee or agent of the corporation or any other person who serves or has served at the request of the corporation as a director, officer, employee or agent of another corporation, partnership,


--------------------------------------------------------------------------------

DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
--------------------------------------------------------------------------------


joint venture, trust or other enterprise to the fullest extent permitted by the General Corporation Law of Delaware.

                  I, being the President and Chief Executive Officer hereby sign this certificate this 31st day of March, 2000.

                                          DME INTERACTIVE HOLDINGS, INC.

                                          ---------------------------------
                                          Darien Dash
                                          President and Chief Executive Officer

(b) REPORTS ON FORM 8-K.

The registrant filed a Form 8-K with the Securities and Exchange Commission on February 24, 2000. In this filing the registrant disclosed that on February 2, 2000, along with its subsidiary, Places of Color, Inc., they entered into a Strategic Agreement with CompuServe Interactive Services, Inc., a subsidiary of America Online, Inc., whereby the parties have agreed to develop and market an urban-oriented online service. The service shall be marketed under the name "Places of Color, Powered by CompuServe" (the "Service"). CompuServe shall charge subscribers a monthly fee. The registrant shall receive a monthly fee from CompuServe for all subscribers to the Service, as well as all revenue generated by advertising and e-commerce opportunities on the Places of Color web site. The initial term of the Strategic Agreement is eighteen months.

In connection with the Strategic Agreement, the registrant agreed to issue to America Online, Inc., 1,250,000 shares of its common stock for an aggregate purchase price of $1,250. Additionally, America Online was issued a warrant to purchase up to 4,000,000 shares at a purchase price of $8.563 per share. However, the warrant only becomes exercisable if, at the end of the eighteen month term, the parties negotiate an extension of the Strategic Agreement or enter into a substantially similar agreement. The parties also entered into an Investor Rights Agreement granting America Online registration rights with respect to the common stock it has acquired as well as the common stock it may acquire through exercise of the warrant.



SIGNATURE

         Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 15, 2000                    DME Interactive Holdings, Inc.


                                By:
                                   ----------------------------------------
                                      Thomas O'Rourke
                                      Director, President and Chief Operating
                                      Officer


                                By:
                                   ----------------------------------------
                                         Andre H. McKoy
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (principal accounting officer)

--------------------------------------------------------------------------------
                                                                         Page 22