Form 10QSB
period 2000-06-30
DME INTERACTIVE HOLDINGS INC
filed 2000-08-14
CIK 1004124

             DME INTERACTIVE HOLDINGS INC - 10QSB - Quarterly Report
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________

                                 --------------

                         DME INTERACTIVE HOLDINGS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                 --------------

                                     0-27944
                            (COMMISSION FILE NUMBER)

            DELAWARE                                  98-0157860
  (STATE OR OTHER JURISDICTION                       (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


           39 BROADWAY
           NEW YORK, N.Y.                               10006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                 (212) 422-6600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 --------------

                                 NOT APPLICABLE
                 (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL
                       YEAR, IF CHANGED SINCE LAST REPORT)

                                 --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       As of August 1, 2000 there were 25,964,666 shares of common stock outstanding.

===============================================================================

                         DME INTERACTIVE HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS..........................................................................      3

              Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
              and December 31, 1999.........................................................................      3

              Consolidated Statements of Operations for the six months ended
              June 30, 2000 (Unaudited) and June 30, 1999 (Unaudited)......................................       4

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 2000 (Unaudited) and June 30, 1999 (Unaudited).......................................      5

              Notes to Consolidated Financial Statements....................................................      6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.....................................................................     12

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.............................................................................     15

ITEM 2.       CHANGES IN SECURITIES.........................................................................     15

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES...............................................................     15

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     15

ITEM 5.       OTHER INFORMATION AND SUBSEQUENT EVENTS.......................................................     15

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..............................................................     15

              SIGNATURE.....................................................................................     16

                          PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 DME INTERACTIVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          AS OF         AS OF
                                                                                         JUNE 30,      DECEMBER
                                                                                           2000        31, 1999
                                                                                      --------------  -----------
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents..........................................................   $      27,222   $  171,996
Accounts receivable, net...........................................................         207,862      116,168
Prepaid expenses...................................................................              --       28,661
                                                                                      --------------  -----------
Total current assets...............................................................         235,083      316,825
Security deposits..................................................................         156,257      167,257
Property and equipment, net........................................................         618,046       62,980
                                                                                      --------------  -----------
Total assets.......................................................................   $   1,009,386   $  547,062
                                                                                      ==============  ===========

                       LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses..............................................         808,057      460,695
Due to affiliated company..........................................................           1,353        1,297
Loans from shareholders, short term................................................       1,118,000       50,000
Note payables......................................................................          86,805       86,805
Note payable to employee...........................................................          41,000       41,000
                                                                                      --------------  -----------
Total current liabilities..........................................................       2,055,215      552,992
Loans from shareholders, long term.................................................         122,196      158,906
Unearned revenue...................................................................          10,000           --
                                                                                      --------------  -----------
Total liabilities..................................................................       2,187,411   $  798,703
                                                                                      --------------  -----------
Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Common stock, par value $0.001; 60,000,000 shares authorized 25,964,666 and
   23,714,666 issued and outstanding as of June 30, 2000 and December 31, 1999,
   respectively....................................................................          25,965       23,715
Additional paid-in capital.........................................................      17,984,709      980,980
Accumulated deficit................................................................       3,991,301    1,256,336
Less deferred strategic agreement expenses.........................................     (23,180,000)          --
                                                                                      --------------  -----------
Total shareholders' deficit........................................................      (1,178,025)    (251,641)
                                                                                      --------------  -----------
Total liabilities and shareholders' deficit........................................   $   1,009,386   $  547,062
                                                                                      ==============  ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 DME INTERACTIVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      FOR THE         FOR THE
                                                                                      6-MONTH         6-MONTH
                                                                                   PERIOD ENDED    PERIOD ENDED
                                                                                   JUNE 30, 2000   JUNE 30, 1999
                                                                                   --------------  --------------
GROSS REVENUES..................................................................   $     418,933   $     246,809
                                                                                   --------------  --------------
COST OF OPERATIONS:
Salaries and employee benefits..................................................       1,005,244         127,757
Project expense.................................................................         132,830          41,902
Consulting services.............................................................         102,334          93,786
                                                                                   --------------  --------------
Total cost of operations........................................................       1,240,408         263,445
                                                                                   --------------  --------------
GROSS LOSS......................................................................        (821,475)        (16,636)
GENERAL AND ADMINISTRATIVE EXPENSES.............................................       1,077,648         259,927
                                                                                   --------------  --------------
LOSS FROM OPERATIONS............................................................      (1,899,123)       (276,563)
                                                                                   --------------  --------------
OTHER INCOME AND (EXPENSES):
Interest and rental income......................................................          18,968              --
Interest expense................................................................            (826)           (491)
                                                                                   --------------  --------------
                                                                                          18,142            (491)
                                                                                   ==============  ==============
NET LOSS........................................................................   $  (1,880,981)  $    (277,054)
                                                                                   ==============  ==============
LOSS PER SHARE:
Basic...........................................................................   $      (0.072)  $      (0.012)
                                                                                   ==============  ==============
Diluted.........................................................................   $      (0.072)  $      (0.012)
                                                                                   ==============  ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic...........................................................................      25,964,666      23,347,999
                                                                                   --------------  --------------
Diluted.........................................................................      25,964,666      23,347,999
                                                                                   --------------  --------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                DME INTERACTIVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE          FOR THE
                                                                                    6-MONTH          6-MONTH
                                                                                  PERIOD ENDED     PERIOD ENDED
                                                                                 JUNE 30, 2000    JUNE 30, 1999
                                                                                 ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................................  $   (1,880,981)  $     (277,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts receivable................................................         (91,693)          (1,690)
Increase in accounts payable...................................................         256,108          109,078
(Increase) in prepaid expenses.................................................          28,661               --
Increase in due to affiliated company..........................................              55          (12,115)
Increase in advances/unearned revenue..........................................          10,000            5,000
Increase in security deposit...................................................          11,000               --
                                                                                 ---------------  ---------------
Net cash used in provided by operating activities..............................      (1,666,851)        (176,782)
                                                                                 ---------------  ---------------
INVESTING ACTIVITIES:
Purchase of property and equipment.............................................        (555,066)           1,532
                                                                                 ---------------  ---------------
Net cash used in investing activities..........................................        (555,066)           1,532
                                                                                 ---------------  ---------------
FINANCING ACTIVITIES:
Proceeds from loans and notes payable..........................................         901,250          178,068
Proceeds from sale of common stock.............................................       1,118,000          858,931
Increase in capital lease obligation...........................................          57,892               --
                                                                                 ---------------  ---------------
Net cash provided by financing activities......................................       2,077,142        1,036,998
                                                                                 ---------------  ---------------
Net increase in cash and cash equivalents......................................        (144,774)         861,749

CASH AND CASH EQUIVALENTS:
Beginning of period............................................................         171,996              629
                                                                                 ---------------  ---------------
End of period..................................................................  $       27,222   $      862,378
                                                                                 ===============  ===============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         DME INTERACTIVE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements, which include the accounts of DME Interactive Holdings, Inc. and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

NOTE 2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BUSINESS

       Pride Automotive Group ("Pride") was incorporated in 1995 in the State of Delaware as a "C" Corporation. On June 18, 1999, Pride changed its name to DME Interactive Holdings, Inc. ("DME" or "Company") following a reverse merger (re-capitalization) with Digital Mafia Entertainment, LLC. ("Digital Mafia"), a New Jersey Limited Liability Company (the "Transaction"). The re-capitalization occurred pursuant to the Exchange of Common Stock Agreement dated March 30, 1999 (as amended). In connection with the re-capitalization, Pride exchanged 14,800,000 shares of its Common Stock (representing approximately 64% of the outstanding shares after the exchange) for all of the membership interests of Digital Mafia. In addition, Pride sold all of its interest in its two operating subsidiaries to Pride, Inc., its parent and owner of more than 50% of its outstanding common stock prior to the transaction, for $1.00 each. As a result, Digital Mafia became a wholly owned subsidiary of Pride. For accounting purposes, the exchange was treated as a re-capitalization, as if Digital Mafia acquired Pride.

       Digital Mafia is deemed to be the predecessor company and all financial information prior to June 18, 1999 is that of Digital Mafia.

       DME is an interactive services (sometimes called advanced technology) company that has historically provided corporate Internet strategy and development services and advertising services primarily to clients seeking to reach the urban African-American and Latino markets ("urban markets"). The Company is preparing to launch two on-line resources communities, Places of Color and Fan4Life that will include content of interest to its target urban market.

       On February 2, 2000, DME and Places of Color entered into a "strategic agreement" with CompuServe Interactive Service, Inc. ("Compuserve"), a subsidiary of America Online, Inc. ("AOL"), an internet service provider ("ISP"). The agreement expires 18 months after the launch date and requires the ISP to provide hosting and other technical and support services for a website customized service for internet users from the urban market. Places of Color will receive a stated percentage of the monthly subscription fees received by the ISP. DME has issued 1,250,000 common shares to the ISP. In addition to the shares, DME has granted a warrant for 4,000,000 additional shares to the ISP at a purchase price of $8.563 per share. The warrant only becomes exercisable if, at the end of the eighteen-month term, the parties negotiate an extension of the strategic agreement or if the parties entered into a substantially similar agreement. On May 24, 2000, DME notified AOL that DME had unilaterally decreased the exercise price to $3.00, and waived all conditions to exercise, which changes were effective through July 22, 2000. AOL did not exercise any part of the warrant by July 22, 2000 and the warrant is now exercisable on its original terms.

                         DME INTERACTIVE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of DME and its wholly owned subsidiaries, Digital Mafia Entertainment, LLC and DME 39 Broadway Corporation ("DME 39"). All material intercompany transactions and balances have been eliminated in consolidation.

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

       ALLOWANCE FOR DOUBTFUL ACCOUNTS

       The Company establishes an allowance for uncollectible accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. Accounts receivable is shown net of allowance for doubtful accounts in the accompanying consolidated financial statements. The allowance for uncollectible accounts receivable as of June 30, 2000 and December 31, 1999 was $19,725 and $30,030, respectively.

       REVENUE RECOGNITION

       The Company bills for services and recognizes project revenues based on time-and-materials arrangements, fixed-price contracts and maintenance agreements. The Company recognizes project revenues on a percentage of completion method. Maintenance revenue is recognized on a monthly basis while the relevant maintenance agreement is in effect, and the Company has performed the agreed-upon maintenance services.

NOTE 3.  INCOME TAXES

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

                         DME INTERACTIVE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4.  PROPERTY AND EQUIPMENT, NET

       Property and equipment, net is comprised of the following:

                                                                 ESTIMATED       JUNE 30,   DECEMBER 31,
                                                                USEFUL LIFE       2000        1999
                                                                -------------  ----------- ------------
       Office equipment......................................        5         $  321,445  $   74,952
       Furniture and fixtures................................        5            104,064       6,490
       Software..............................................        3            233,331       4,628
                                                                               ----------- -----------
                                                                                  658,840      86,070
       Accummulated depreciation.............................                     (40,794)    (23,090)
                                                                               ----------- -----------
                                                                               $  618,046  $   62,980
                                                                               =========== ===========

       Depreciation expense for the six-month period ended June 30, 2000 was $23,583.90.

NOTE 5.  NOTES PAYABLE

       The Company has two notes payable outstanding, one for $50,000 and another for $36,805. The $50,000 note bears interest at a rate of 9% per annum and matures on March 21, 2001. The $36,805 note bears interest at a rate of 9% per annum and has no stated maturity date.

NOTE 6.  EQUITY FINANCING

In January 2000, we issued 500,000 shares of Common Stock at par value, 500,000 warrants at a $2.00 strike price, and 500,00 shares at $2.00 per share in a private placement to satisfy our working capital requirements. Gross proceeds totaled $1,000,000.

NOTE 7.  STOCK OPTIONS AND WARRANTS

       EMPLOYEE STOCK OPTIONS

       DME has an incentive stock option plan (the "2000 Plan") for employees. On May 8, 2000, the Board of Directors increased the maximum shares of common stock that may be issued under the 2000 Plan to 12,000,000 from 3,000,000. The option price, number of shares and grant date are determined at the discretion of the Board of Directors. Options granted under the 2000 Plan are exercisable at dates determined by the Board of Directors. If an employee is terminated, all unexercised options expire automatically. An employee has ninety days from the date of voluntary termination to exercise options to the extent such options were exercisable at the time of termination. As of June 30, 2000, no employee compensation expenses were incurred nor were any options exercised. As of July 31, 2000, 4,650,000 options had been granted to thirteen employees.

       As of June 30, 2000 a total of 1,202,000 options had been granted to nineteen employees of the Company. These options were not granted pursuant to the 2000 Plan.

       On July 21, 2000 the Board of Directors granted to Andre H. McKoy the option to purchase up to 500,000 shares of the Company's Common Stock pursuant to the 2000 Plan for a period over 10 years, at the purchase price of $1.25 per share. The shares can be exercised on or after the first anniversary of the grant date.

       WARRANTS

       As of March 31, 2000, DME had 2,595,000 redeemable purchase warrants outstanding. Each warrant allows the holder to purchase one share of the Company's Common Stock at a price of $5.75, per share. DME may redeem

                         DME INTERACTIVE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

the warrants at anytime upon 30 days' written notice at a price of $0.05, per warrant, subject to certain conditions. The expiration date on the warrants is April 23, 2001.

NOTE 8.  NET LOSS PER COMMON SHARE

       The following table presents the calculation of basic and diluted net loss per common share required under SFAS 128:


                                                                             PERIOD          PERIOD
                                                                              ENDED           ENDED
                                                                             JUNE 30,        JUNE 30,
                                                                               2000            1999
                                                                          --------------  --------------
       Net loss........................................................   $   (1,880,981)  $    (277,055)
                                                                          ==============  ==============
       Weighted average shares--basic...................................      25,964,666      23,347,999
       Effect of dilutive securities:
          Warrants and employee stock options..........................              --              --
                                                                          --------------  --------------
       Weighted average shares--diluted.................................      25,964,666      23,347,999
                                                                          --------------  --------------
       Net loss per common share--basic.................................   $      (0.072)  $      (0.012)
                                                                          --------------  --------------
       Net loss per share--diluted......................................   $      (0.072)  $      (0.012)
                                                                          --------------  --------------

NOTE 9.  RELATED PARTY TRANSACTIONS

       DUE TO AFFILIATED COMPANY

       Digital Mafia shares office space with an affiliated company. Certain administrative expenses incurred by Digital Mafia may from time to time be paid by the affiliated company. The amount payable to the affiliated company as of June 30, 2000 and June 30, 1999 was $1,353 and $0, respectively.

       LOAN PAYABLE TO EMPLOYEE

       DME also issued a $41,000 note payable to an employee pursuant to an asset purchase agreement executed on September 1, 1999. There is no stated interest rate. The note will be settled from collections on accounts receivable assigned by the employee to DME.

       LOANS TO COMPANY

       As of June 30, 2000, the Company owes its principal shareholder a total of $928,906, pursuant to promissory notes. As presently modified, $770,000 of the notes has an interest rate of 10% and $158,906 of the notes has an interest rate of 9%. Each note matures on March 31, 2001. The principal shareholder will also receive warrants to purchase 24,900 shares of the Company's Common Stock at $.75 per share, which warrants will expire in July 2005.

       On June 19, 2000, and July 5, 2000, the Company borrowed $200,000 and $300,000, respectively from a non-affiliated third party pursuant to promissory notes. The notes have an interest rate of 10% and matures on the earlier of (i) March 31, 2001 or (ii) the receipt by the Company of aggregate gross proceeds in the minimum amount of $10,000,000 in debt (having a maturity of not less than three years from the date of issue) and/or equity financing. In consideration for the loan, the Company issued to such non-affiliate 6,000,000 shares of the Company's Common Stock. The lender and the principal shareholder have agreed that the repayment of their notes will be made pro rata based upon the principal amount owed to each.

       On May 31, 2000, the Company borrowed $100,000 from an employee and shareholder, pursuant to a promissory note. The note has an interest rate of 10% and matures on August 31, 2000. The Company repaid $80,000 of the note in July 2000.

       On May 31, 2000, the Company borrowed $100,000 pursuant to a promissory note. There is no stated interest rate. The Company issued 25,000 shares of the Company's Common Stock and a warrant to purchase 250,000 shares of the Company's Common Stock at $1.00 per share, which warrant will expire on December 31, 2001. The note matures on August 31, 2000. If the Company fails to repay the note by September 30, 2000, an additional 25,000 shares of the Company's Common Stock will be issued.

       On August 1, 2000, the Company borrowed $35,000 from an employee, pursuant to a promissory note. The note has an interest rate of 10% and matures on September 15, 2000.

                         DME INTERACTIVE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 10.  STRATEGIC AGREEMENT

       In February 2000, the Company entered into a strategic agreement with Compuserve, a subsidiary of AOL. In connection with this agreement the Company issued 1,250,000 shares of the Company's Common Stock to AOL valued at $11,210,000, based upon the trading price of the stock on the issuance date. In addition the Company also issued 4,000,000 options with an exercise price of $8.563 that are exercisable at the end of the term of the strategic agreement. The value of the warrants on the issuance date was $11,970,000 using the Black-Scholes Option-Pricing Model.

       The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future months due to, among other things, DME reaching certain performance milestones. The deferred strategic agreement expense is recognized by using straight line depreciation over the 18 months after the POC launch. As of June 30, 2000, no strategic agreement expenses have been recognized.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

       (A)  TERMINATION AGREEMENT

       On April 20, 2000 Thomas O'Rourke joined the Company as President to effect cost reductions. He terminated approximately 60% of the employees. After the work force reduction, Mr. O'Rourke and the Board of Directors determined that it would be in their mutual interests if Mr. O'Rourke's employment were terminated. Upon the termination on June 12, 2000, the 4 million employee stock options issued to Mr. O'Rourke pursuant to that certain Incentive Stock Option Agreement dated as of May 11, 2000, were immediately vested. On July 21, 2000, Mr. O'Rourke and the Company signed a Termination Agreement. Mr. O'Rourke agreed to exchange such vested options for 500,000 shares of the Company's Common Stock.

       (B)  RENTAL LEASE

       On September 23, 1999, DME 39 entered into two non-cancelable office space rental lease agreements with a real estate company. The agreements became effective in March 2000 and expires in July 2010. In addition to base rent and electricity, DME 39 is required, under the lease agreements, to pay real estate taxes equal to 2.4% of the base tax, as defined in the lease agreements.

       In conjunction with DME 39's lease signings, DME signed an absolute and unconditional deed guaranteeing the full, prompt and complete performance of all of the terms, covenants and conditions of the lease agreements entered into by DME 39. The guaranty expires if, at any time, DME and/or DME 39 pays the landlord base rent equal to $450,000 or more under the above mentioned leases.

       Future minimum lease payments under the lease agreements are as follows:

       FOR THE YEAR ENDING DECEMBER 31,
       --------------------------------
        2000........................................  $    142,777
        2001........................................       245,909
        2002........................................       297,695
        2003........................................       305,798
        2004........................................       314,148
        Thereafter..................................     2,226,440
                                                      -------------
            Total...................................  $  3,532,767
                                                      =============

       Total rent expense under all operating leases amounted to $59,020 and $12,900 for the six-month period ended June 30, 2000, and June 30, 1999, respectively.

       (C) LITIGATION

       The Receiver of Autokraft Limited and ACL(1996) Limited, both in Administrative Receivership in the United Kingdom have asserted a claim against us for monies allegedly due under (i) a guarantee agreement and (ii) a variation agreement executed by us pursuant to which the loan allegedly guaranteed was restructured. The amount

                         DME INTERACTIVE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


claimed to be due is British pounds 281,107 plus interest. The obligations arise out of the purchase by a former subsidiary of ours, when we were Pride Automotive Group, Inc. ("PAG"), of certain assets of the claimants. We are currently investigating the claim; however, we believe that the existence of the liability for the claim constitutes a breach of the representations and warranties made to Digital Mafia in the agreement pursuant to which it was acquired in the re-capitalization. Therefore, we have asserted a claim for demnification against Pride (now known as Mason Hill Holdings, Inc.), the then parent of PAG, who, in the exchange agreement for the acquisition, joined in the foregoing representations and agreed to indemnify Digital Mafia in connection with any breach of those representations. If it is determined that we are liable to the Receiver, we intend to vigorously assert our rights against Pride.

       In June 2000 a former white, female supervisory employee of the Company commenced a lawsuit in the Southern District of New York court, asserting that her employment was terminated because of her race. The suit seeks approximately $4,000 in past due salary and expenses, as well as, unspecified compensatory and punitive damages and statutory attorneys' fees. The Company intends to vigorously defend the suit.

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

OVERVIEW

       DME Interactive Holdings, Inc. is an interactive services firm and is a leader in developing Internet marketing services aimed at the urban market. We provide creative, technology and strategic services that we believe will enable our clients to gain a competitive advantage in creating, enhancing and benefiting from relationships with African-American and Latino-American customers. We are in the process of expanding our business by developing online resource communities which are designed to provide a variety of content of interest to our urban target markets. We are currently preparing to launch two on-line resource communities, Places of Color and Fan4Life.

       In February 2000, the company entered into a strategic agreement with Compuserve, a subsidiary of AOL. This alliance will enable the official launch of an urban branded Internet service provider hosted by AOL/CompuServe and featuring the Places of Color online resource community. AOL, through CompuServe, will provide all interactive services, including e-mail, instant messaging, chat rooms and news briefs as well as "back end" services for Places of Color, including customer service, billing, dial up access numbers, and web site hosting and other technical infrastructure. We will provide relevant content and be responsible for all marketing and advertising for Places of Color. We will receive a portion of the subscriber fee from AOL and derive revenue from the advertising and affiliate relationships with content providers and e-commerce partners.

       In July 2000, the Company made a strategic decision to preserve its capital resources and to focus its efforts on the completion and expansion of Places of Color. During the nine weeks preceding this decision, the Company instituted an aggressive cost cutting policy that has resulted in more than a 60% reduction in overhead of Places of Color product group.

       Consistent with the new strategic direction, the Company is currently considering various strategic alternatives for Fan4Life and its interactive services businesses. Alternatives being considered include strategic partnerships and/or a merger with, or other acquisition by, outside firms. The Company is in the early stages of developing these alternatives and may not be able to consummate any transaction.

       Fan4Life is an online resource community aimed at fans of celebrities who represent, and have popularized, the urban culture, as well as personalities from sports and entertainment. In conjunction with the celebrity, Fan4Life develops personal histories, current news, an e-commerce souvenir gift shop, horoscopes and chat rooms about or related to the celebrity. Fan4Life is almost fully operational and presently Fan4Life is negotiating with additional celebrities to be added to the site.

       As of June 30, 2000, we have not realized any income from Places of Color and Fan4Life.

       We derive our interactive service revenues from one of three pricing arrangements: maintenance, time-and-materials and fixed-price.

       We bill and recognize revenues from time-and-materials projects on the basis of costs incurred in the period. We use a standardized estimation and work plan development process to determine the requirements and estimated price for each project. This process takes into account the type and overall complexity of the project, the anticipated number of personnel of various skill sets needed and their associated billing rates and the estimated duration of and risks associated with the project. Management personnel familiar with the production process evaluate and price all project proposals.

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

       Our revenues and earnings from our digital communication solutions business are affected by a number of factors, including:

       o   the amount of business developed from existing relationships;

       o   our ability to meet the changing needs of the marketplace;

       o   employee retention;

       o   billing rates;

       o   our ability to deliver complex projects on time; and

       o   efficient utilization of our employees.

       Many of our business initiatives are aimed at enhancing these factors. Further, we believe that our focus on maintenance-based arrangements will continue to improve the predictability of our quarter-to-quarter results.

       Our expenses include direct salaries and costs, selling, general and administrative and depreciation. Direct salaries and costs includes salaries, benefits and incentive compensation of billable employees and other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses. General and administrative expenses include benefits costs of management, rent and human resources costs. Professional fees include accounting, legal and consulting costs. Depreciation expenses primarily include depreciation of technology equipment and furniture and fixtures. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Expenses related to our online resource community were expensed to operations for the quarter ended June 30, 2000. For full year 2000, we expect such expenses to increase significantly as we complete development and prototype testing and commence marketing and operations.

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

RESULTS OF OPERATIONS

       COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

       GROSS REVENUES AND OTHER INCOME. Gross Revenues for the first half of the year 2000 were $418,933 as compared to $246,809 in 1999. The increase of $172,124, or 70%, was attributable to several factors, including an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings.

       TOTAL EXPENSES. For the first half of 2000, total expenses were $2,318,056 as compared to $523,372 in 1999. The increase of $1,794,684, was primarily due to an increase in accounting, management consulting and legal services to build the necessary infrastructure for the anticipated expansion of our business and to commence development of our online resource communities. In particular, salaries and employee benefits were $1,005,244 in the first half of 2000 as compared to $127,757 in 1999. The increase of $877,487 was the result of hiring additional salaried employees to support our then anticipated internal growth and expanded service offerings.

       NET LOSS FROM OPERATIONS. As a result of the foregoing, in the first half of 2000, we had a net loss from operations of ($1,899,123) as compared to a net loss from Operations of ($276,563) in 1999.

LIQUIDITY

       At June 30, 2000, the Company had $27,222 of cash and cash equivalents compared to $862,378 at June 30, 1999.

       Net cash used in operating activities for the first half of 2000 was ($1,666,851). In 2000, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing the necessary infrastructure for the expansion of our business and commencing the development of our online resource communities.

       Net cash used in investing activities was ($555,066) for first half of 2000. This was attributable to the acquisition of property and equipment.

       Net cash provided by financing activities was $2,077,142. The cash provided for financing activities during 2000 was primarily the result of proceeds from the January 2000 private placement of common stock, the March through June 2000 loans from shareholders to meet our working capital requirements.

       We believe that current cash on hand and cash generated from operations in 2000 is not sufficient to fund business at our current levels including properly developing our online resource communities. Therefore, during the quarter ended June 30, 2000, we instituted an aggresive cost cutting policy which resulted in a reduction of approximately 60% in personnel and we made the strategic decision to focus our efforts on Places of Color. Consistent with this strategic decision, we are considering strategic partnerships or a merger or acquisition of Fan4Life and our interactive services business. Additonally, we are actively pursuing external financing. We cannot assure you that such additional capital will be available when needed on terms acceptable to us. The inability to obtain such financing, if needed, could adversely affect our ability to achieve our business objectives.

                            PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Litigation noted in Note 11.

ITEM 2.      CHANGES IN SECURITIES

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE TO SECURITIES HOLDERS

             None.

ITEM 5.      OTHER INFORMATION AND SUBSEQUENT EVENTS

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS.

                  Exhibit 3.1. Termination Agreement between the registrant
                               and Thomas O'Rourke dated July 21, 2000.

                  Exhibit 3.2. Voting Agreement between the registrant and
                               Thomas O'Rourke dated July 21, 2000.

                  Exhibit 3.3. Security Agreement between the registrant and
                               Thomas O'Rourke dated July 21, 2000

                  Exhibit 3.4. Stock Option agreement between the
                               registrant and Andre H. McKoy dated July 21,
                               2000.

                  Exhibit 27.1 Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DME INTERACTIVE HOLDINGS, INC.

Dated:  August 14, 2000 By:  /s/ DARIEN DASH
                                            -----------------------------------
Darien Dash, Chief Executive Officer and Chairman of the Board.


Dated:  August 14, 2000 BY:  /s/ ANDRE H. MCKOY
                                                -------------------------------
Andre H. McKoy, Executive Vice President and Chief Financial Officer (principal accounting officer)