Form 10QSB
period 2000-09-30
DME INTERACTIVE HOLDINGS INC
filed 2000-11-14
CIK 1004124

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

0-27944
(Commission file number)

DME INTERACTIVE HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction incorporation or organization)	98-0157860 (IRS employer ID No.)

39 Broadway New York, N.Y. (Address of principal executive offices)	10006 (Zip Code)

(212) 422-6600
(Registrant’s telephone number, including area code)

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

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

             As of November 10, 2000 there were 26,864,666 shares of common stock outstanding.

DME INTERACTIVE HOLDINGS, INC.

SIGNATURE	15

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

DME INTERACTIVE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2000	As of December 31, 1999

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,799	$171,996
Accounts receivable, net	87,762	116,168
Prepaid expenses	—	28,661

Total current assets	123,561	316,825
Security deposits	156,258	167,257
Property and equipment, net	572,009	62,980

Total assets	$851,828	$547,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,416,564	460,695
Due to affiliated company	1,353	1,297
Loans from shareholders, short term	948,906	50,000
Note payables	586,805	86,805
Note payable to employee	91,000	41,000

Total current liabilities	3,044,628	639,797
Loans from shareholders, long term	—	158,906
Unearned revenue	104,916	—

Total liabilities	$3,149,544	$798,703

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, par value $0.001; 60,000,000 shares authorized 31,964,666 and 23,714,666 issued and outstanding as of September 30, 2000 and December 31, 1999, respectively (Note 5)	31,965	23,715
Additional paid-in capital	25,353,980	980,980
Accumulated deficit	(4,503,661)	(1,256,336)
Less deferred strategic agreement expenses	(23,180,000)	—

Total shareholders’ deficit	(2,297,716)	(251,641)

Total liabilities and shareholders’ deficit	$851,828	$547,062

See accompanying notes to consolidated financial statements.

DME INTERACTIVE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 9-month Period ended Sept. 30, 2000	For the 9-month Period ended Sept. 30, 1999

Gross revenues	$545,142	$332,776

Cost of operations:
Salaries and employee benefits	1,934,383	254,944
Project expense	133,154	53,738
Consulting services	139,852	99,786

Total cost of operations	2,207,389	408,468

Loss	(1,662,247)	(75,692)
Depreciation Expense	58,717	9,074
General and Administrative Expenses	1,389,151	559,291

Loss from operations	(3,110,115)	(644,059)

Other Income and (Expenses):
Interest and rental income	24,936	4,027
Interest expense	53,498	1,325

Other Income and (Expenses)	(28,562)	5,352

Net loss	$(3,138,677)	$(641,355)

Net Loss per share:
Basic	$(0.111)	$(0.027)

Diluted	$(0.079)	$(0.024)

Weighted average number of shares outstanding:
Basic	28,361,830	23,347,999

Diluted	39,949,504	26,242,999

See accompanying notes to consolidated financial statements.

DME INTERACTIVE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the 9-month Period ended Sept. 30, 2000	For the 9-month Period ended Sept. 30, 1999

Cash flows from operating activities:
Net loss	$(3,138,677)	$(641,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in depreciation	58,717	9,074
Increase in accounts receivable	24,556	(72,325)
Increase in accounts payable and accrued expenses	923,141	202,120
(Increase) in prepaid expenses	28,661	—
Increase in due to affiliated company	55	—
Increase in advances/unearned revenue	104,916	—
Increase in security deposit	11,000	—

Net cash used in operating activities	(1,987,631)	(502,486)

Investing activities:
Purchase of property and equipment	(567,746)	(14,562)

Net cash used in investing activities	(567,746)	(14,562)

Financing activities:
Proceeds from loans and notes payable	1,290,000	(102,560)
Proceeds from sale of common stock	1,096,450	855,127
Increase in capital lease obligation	32,730	—

Net cash provided by financing activities	2,419,180	752,567

Net increase in cash and cash equivalents	(136,197)	235,519
Cash and cash equivalents:
Beginning of period	171,996	629

End of period	$35,799	$236,148

See accompanying notes to consolidated financial statements.

DME INTERACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

             The accompanying unaudited consolidated financial statements, which include the accounts of DME Interactive Holdings, Inc. and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of t he results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Note 2.   Organization and Summary of Significant Accounting Policies

  Organization and Business

             Pride Automotive Group (“Pride”) was incorporated in 1995 in the State of Delaware as a “C” Corporation. On June 18, 1999, Pride changed its name to DME Interactive Holdings, Inc. (“DME” or “Company”) following a reverse merger (re-capitalization) with Digital Mafia Entertainment, LLC. (“Digital Mafia”), a New Jersey Limited Liability Company (the “Transaction”). The re-capitalization occurred pursuant to the Exchange of Common Stock Agreement dated March 30, 1999 (as amended). In connection with the re-capitalization, Pride exchanged 14,800,000 shares of its Common Stock (representing approximately 64% of the outstanding shares after the exchange) for all of the membership interests of Digital Mafia. In addition, Pride sold all of its interest in its two operating subsidiaries to Pride, Inc., its parent and owner of more than 50% of its outstand ing common stock prior to the transaction, for $1.00 each. As a result, Digital Mafia became a wholly owned subsidiary of Pride. For accounting purposes, the exchange was treated as a re-capitalization, as if Digital Mafia acquired Pride.

             Digital Mafia is deemed to be the predecessor company and all financial information prior to June 18, 1999 is that of Digital Mafia.

             DME is an interactive services (sometimes called advanced technology) company that has historically provided corporate internet strategy and development services and advertising services primarily to clients seeking to reach the urban African-American and Latino markets (“urban markets”). On October 12, 2000 the Company launched an on-line resource community, Places of Color Inc. (“Places of Color”), that will include content of interest to its target urban markets. Places of Color, incorporated in January 2000, is a wholly owned subsidiary of DME.

             On February 2, 2000, DME and Places of Color entered into a “strategic agreement” with CompuServe Interactive Service, Inc. (“ Compuserve”), a subsidiary of America Online, Inc. (“AOL”), an internet service provider(“ISP”). The agreement expires 18 months after the launch date and requires the ISP to provide hosting and other technical and support services for a website customized service for internet users from the urban market. Places of Color will receive a stated percentage of the monthly subscription fees received by the ISP. DME has issued 1,250,000 common shares to the ISP. In addition to the shares, DME has issued a warrant for 4,000,000 additional shares to the ISP at a purchase price of $8.563 per share. The warrant only becomes exercisable if, at the end of the eighteen-month term, the parties negotiate an extension of the strategic agreement or if th e parties entered into a substantially similar agreement. On May 24, 2000, DME notified AOL that DME had unilaterally decreased the exercise price to $3.00, and waived all conditions to exercise, which changes were effective through July 22, 2000. AOL did not exercise any part of the warrant by July 22, 2000 and the warrant is now exercisable on its original terms.

DME INTERACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of DME and its wholly owned subsidiaries, Digital Mafia Entertainment, LLC, Places of Color, Inc. and DME 39 Broadway Corporation (“DME 39”). All material intercompany transactions and balances have been eliminated in consolidation.

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

  Allowance for Doubtful Accounts

             The Company establishes an allowance for uncollectible accounts receivable based on historical collection experience and management’s evaluation of collectibility of outstanding accounts receivable. Accounts receivable is shown net of allowance for doubtful accounts in the accompanying consolidated financial statements. The allowance for uncollectible accounts receivable as of September 30, 2000 and December 31, 1999 was $37,149 and $30,030, respectively.

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

Note 3.   Income Taxes

             DME accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards has been offset by a deferred tax valuation allowance on the entire amount.

DME INTERACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.   Property and Equipment, Net

             Property and equipment, net is comprised of the following:

	Estimated	September 30,	December 31,
	Useful Life	2000	1999

Office equipment	5	$312,312	$74,952
Furniture and fixtures	5	104,064	6,490
Software	3	237,440	4,628

		653,816	86,070
Accumulated depreciation		(81,807)	(23,090)

		$572,009	$62,980

             Depreciation expense for the nine-month period ended Sept. 30, 2000 was $ 58,717.

Note 5.   Note Payables

             A $50,000 note bears interest at a rate of 9% per annum and matures on March 21, 2001. A $36,805 note bears interest at a rate of 9% per annum and has no stated maturity date.

             On June 19, 2000, and July 5, 2000, the Company borrowed $200,000 and $300,000, pursuant to promissory notes. In connection with a $500,000 loan made by an affiliate of an NASD licensed broker-dealer and a proposed private placement by such broker-dealer (the “Proposed Private Placement”), the Company was to issue 6,000,000 shares of the Company Common Stock to the affiliate. Disagreements arose between the affiliate, the broker-dealer and the Company regarding the compensation for services in connection with the Proposed Private Placement, including whether the affiliate was entitled to the shares. As a result, the Company has not issued the shares and the affiliate has asserted a claim therefore. Notwithstanding the dispute, the Company has reflected the shares as outstanding and the effect of the costs related to such issuance in the accompanying financial statements. The Company is currentl y negotiating with the broker-dealer to resolve the compensation disagreement for the Proposed Private Placement.

Note 6.   Equity Financing

             In January 2000, the Company issued 500,000 shares of Common Stock at par value, 500,000 warrants at a $2.00 strike price, and 500,000 shares at $2.00 per share in a private placement to satisfy our working capital requirements. Gross proceeds totaled $1,000,000.

             On May 31, 2000, the Company borrowed $100,000 pursuant to a promissory note. The holder has agreed to convert the note, which became due on September 30, 2000 into 300,000 common shares.

             In October 2000, the Company issued 200,000 shares of Common Stock at par value, and 250,000 warrants at a $2.00 strike price in a private placement. Gross proceeds totaled $100,000.

             In October 2000, we issued 400,000 shares of Common Stock at par value and 400,000 warrants at a $0.60 strike price in a private placement to satisfy our working capital requirements. Gross proceeds totaled $200,000.

DME INTERACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.   Stock Options and Warrants

  Employee Stock Options

DME has an incentive stock option plan (the “2000 Plan”) for employees. On May 8, 2000, the Board of Directors increased the maximum shares of common stock that may be issued under the 2000 Plan to 12,000,000 from 3,000,000. The option price, number of shares and grant date are determined at the discretion of the Board of Directors. Options granted under the 2000 Plan are exercisable at dates determined by the Board of Directors. If an employee is terminated, all unexercised options expire automatically. An employee has ninety days from the date of voluntary termination to exercise options to the extent such options were exercisable at the time of termination. As of September 30, 2000, no employee compensation expenses were incurred nor were any options exercised. As of September 30, 2000, 4,717,500 options had been granted to eight employees.

             As of September 30, 2000, a total of 1,197,500 options had been granted to seventeen employees of the Company. These options were granted pursuant to the 1999 Plan, which is a non-incentive stock option plan which is authorized at 3,000,000 shares of common stock.

  Warrants

             As of March 31, 2000, DME had 2,595,000 redeemable purchase warrants outstanding. Each warrant allows the holder to purchase one share of the Company’s Common Stock at a price of $5.75, per share. DME may redeem the warrants at anytime upon 30 days’ written notice at a price of $0.05, per warrant, subject to certain conditions. The expiration date on the warrants is April 23, 2001.

Note 8.   Net Loss Per Common Share

             The following table presents the calculation of basic and diluted net loss per common share required under SFAS 128:

	Period	Period
	Ended	Ended
	Sept. 30,	Sept. 30,
	2000	1999

Net loss	$(3,138,677)	$(641,355)

Weighted average shares—basic	28,361,830	23,547,999
Effect of dilutive securities:
Warrants and employee stock options	11,587,674	2,695,000

Weighted average shares—diluted	39,949,504	26,242,999

Net loss per common share—basic	$(0.111)	$(0.027)

Net loss per share—diluted	$(0.079)	$(0.024)

Note 9.   Related Party Transactions

  Due to Affiliated Company

             Digital Mafia shares office space with an affiliated company. Certain administrative expenses incurred by Digital Mafia may from time to time be paid by the affiliated company. The amount payable to the affiliated company as of September 30, 2000 and June 30, 1999 was $1,353 and $0, respectively.

DME INTERACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  Note Payable to Employee

             DME also issued a $41,000 note payable to an employee pursuant to an asset purchase agreement executed on September 1, 1999. There is no stated interest rate. The note will be paid from collections on accounts receivable assigned by the employee to DME.

             In August 2000, the Company borrowed $50,000 from an employee, pursuant to a promissory note. The Company issued in connection with the note 100,000 shares of the Company’s Common Stock. The note has an interest rate of 10% and matures on January 15, 2001.

  Loans from Shareholders

             On May 31, 2000, the Company borrowed $100,000 from an ex-employee and shareholder, pursuant to a promissory note. The note has an interest rate of 10% and matures on January 31, 2001. The Company repaid $80,000 of the note in July 2000.

             As of September 30, 2000, the Company owes its principal shareholder a total of $928,906, pursuant to promissory notes. As presently modified, $770,000 of the notes has an interest rate of 10% and $158,906 of the notes has an interest rate of 9%. Each note matures on March 31, 2001.

Note 10.   Strategic Agreement

             In February 2000, the Company entered into a strategic agreement with Compuserve, a subsidiary of AOL. In connection with this agreement the Company issued 1,250,000 shares of the Company’s Common Stock to AOL valued at $11,210,000, based upon the trading price of the stock on the issuance date. In addition the Company also issued 4,000,000 options with an exercise price of $8.563 that are exercisable at the end of the term of the strategic agreement. The value of the warrants on the issuance date was $11,970,000 using the Black-Scholes Option-Pricing Model.

             In October 2000, the Company entered into a strategic agreement with Intellesale, a subsidiary of Applied Digital Solutions, Inc. In connection with this agreement the Company issued 2,500,000 warrant options with an exercise price of $0.60 that are exercisable over a one year term. Intellesale will have the right to exercise 500,008 shares on or after the execution of the warrant agreement and an additional 166,666 shares of the total shares on or after the first day of each month.

             The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future months due to, among other things, DME reaching certain performance milestones. The deferred strategic agreement expenses will be recognized by using straight line depreciation over the term of the respective agreements. As of September 30, 2000, no strategic agreement expenses have been recognized.

DME INTERACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11.   Commitments and Contingencies

  (A)      Litigation

             The Receiver of Autokraft Limited and ACL(1996) Limited, both in Administrative Receivership in the United Kingdom have asserted a claim against us for monies allegedly due under (i) a guarantee agreement and (ii) a variation agreement executed by us pursuant to which the loan allegedly guaranteed was restructured. The amount claimed to be due is British pounds 281,107 plus interest. The obligations arise out of the purchase by a former subsidiary of ours, when we were Pride Automotive Group, Inc. (“PAG”), of certain assets of the claimants. We are currently investigating the claim; however, we believe that the existence of the liability for the claim constitutes a breach of the representations and warranties made to Digital Mafia in the agreement pursuant to which it was acquired in the re-capitalization. Therefore, we have asserted a claim for demnification against Pride (now known as Mason Hi ll Holdings, Inc.), the then parent of PAG, who, in the exchange agreement for the acquisition, joined in the foregoing representations and agreed to indemnify Digital Mafia in connection with any breach of those representations. If it is determined that we are liable to the Receiver, we intend to vigorously assert our rights against Pride.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion contains forward-looking statements involving risks and uncertainties based on management’s current expectations, which involve risks and uncertainties, estimates and projections about the internet industry and the evolution of on-line Internet commerce. All statements in this 10-QSB related to DME’s changing financial operations and expected future growth or profitability constitute forward-looking statements. The actual results may differ significantly from those anticipated or expressed in these statements. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements. The results of interim periods are not necessarily indicative of the results to be obtained in a full fiscal year.

Overview

             DME Interactive Holdings, Inc. is an interactive services company that has historically provided corporate internet strategy and development services and advertising services primarily to clients seeking to reach the urban African-American and Latino markets (“urban markets”). In October 2000 the Company launched on a commercial basis its on-line resources community, Places of Color. Places of Color offers what we believe is one of the lowest cost bundled solution for consumers, school systems and government agencies to get new or certified pre-owned Internet ready computers with free Internet Service Providers (“ISP”) or AOL Internet access.

             Historically, the cost of new computers has been the primary barrier for the majority of households to have a computer. Our Places of Color business addresses this problem with a package of bundled solutions that are not only affordable but also relevant for the urban markets. Our members have the option of a certified pre-owned branded PC (including monitor and software), email services, customer support, warranty and two years of free Places of Color internet access or AOL access, through several third party relationships for a minimum price of $249.

             Through our strategic marketing partnership in the urban markets with Hewlett Packard, we will provide for those members a new higher performance computer, and various other PC related products. We will also offer those members the choice of either a free dial-up solution launching to the Places of Color browser or the premium co-branded AOL/Places of Color product. We also have entered into a memorandum of understanding with National Urban League to offer the Places of Color product to their membership base.

             In July 2000, the Company made a strategic decision to preserve its capital resources and to focus its efforts on the completion and expansion of Places of Color. Consistent with the new strategic direction, the Company considered various alternatives, including partnerships and acquisition by outside firms for the Interactive Services and Fan4Life businesses. Due to market conditions the alternatives did not materialize. The Company has redeployed the majority of the Interactive Services and Fan4Life personnel to focus a substantial amount of their time on Places of Color. The effect has and will be a decline in the Interactive Services revenues.

             As of September 30, 2000, we have realized minimal income from Places of Color.

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

             Our revenues and earnings from our advanced technology business are affected by a number of factors, including:

  the amount of business developed from existing relationships;
  our ability to meet the changing needs of the marketplace;
  employee retention;
  billing rates;
  our ability to deliver complex projects on time; and
  efficient utilization of our employees.

             Many of our business initiatives are aimed at enhancing these factors. Further, we believe that our focus on maintenance-based arrangements will continue to improve the predictability of our quarter-to-quarter results.

             Our expenses include direct salaries and costs, selling, general and administrative and depreciation. Direct salaries and costs includes salaries, benefits and incentive compensation of billable employees and other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses. General and administrative expenses include benefits costs of management, rent and human resources costs. Professional fees include accounting, legal and consulting costs. Depreciation expenses primarily include depreciation of technology equipment and furniture and fixtures. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Expenses related to our online resource community were expensed to operations for the quarter ended September 30, 2000. For full year 2000, w e expect such expenses to increase significantly as we complete development and prototype testing and commence marketing and operations.

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

Results of Operations

  Comparison of Nine Months Ended Sept. 30, 2000 to Nine Months Ended Sept. 30, 1999.

             Gross revenues and other income. Gross Revenues for the first nine months period of year 2000 were $545,142 as compared to $332,776 in 1999. The increase of $212,366, or 64%, was attributable to several factors, including an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings.

             Total expenses. For the first nine months of year 2000, total expenses were $3,655,257 as compared to $978,158 in 1999. The increase of $2,677,099, was primarily due to an increase in personnel and professional service usage to build the necessary infrastructure for the anticipated expansion of our business and to commence development of our online resource communities. In particular, salaries and employee benefits were $1,934,383 in the first nine months of 2000 as compared to $254,944 in 1999. The increase of $1,679,439 was the result of hiring additional salaried employees to support our then anticipated internal growth and expanded service offerings. Since the first quarter of 2000, approximately 60% of the salaried positions have been terminated.

             Net loss from operations. As a result of the foregoing, in the first nine Months of 2000, we had a net loss from operations of ($3,138,677) as compared to a net loss from operations of ($641,355) in 1999.

Liquidity

             At Sept. 30, 2000, the Company had $35,799 of cash and cash equivalents compared to $227,073 at Sept. 30, 1999.

             Net cash used in operating activities for the first nine months of 2000 was ($1,987,630). In 2000, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing the necessary infrastructure for the expansion of our business and commencing the development of our online resource communities.

             Net cash used in investing activities was ($567,746) for first nine months of 2000. This was attributable to the acquisition of property and equipment.

             Net cash provided by financing activities was $2,419,180. The cash provided for financing activities during 2000 was primarily the result of proceeds from the January 2000 private placement of common stock, the March through August 2000 loans from shareholders to meet our working capital requirements.

             We believe that current cash on hand and cash generated from operations in 2000 is not sufficient to fund business at our current levels including properly developing Places of Color. We are actively pursuing external financing. We cannot assure you that such additional capital will be available when needed on terms acceptable to us. The inability to obtain such financing, would adversely affect our ability to continue business operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

             Litigation noted in Note 11.

Item 2.   Changes in Securities

             None.

Item 3.   Defaults upon Senior Securities

             None.

Item 4.   Submission of Matters to a Vote to Securities Holders

             None.

Item 5.   Other Information and Subsequent Events

             In September 2000, Thomas O’Rourke resigned from the Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits.

Exhibit Number	Description
27.1	Financial Data Schedule

SIGNATURE

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DME INTERACTIVE HOLDINGS, INC.
Dated: November 14, 2000	By:	/s/ Darien Dash

Darien Dash, Chief Executive Officer and Chairman of the Board

Dated: November 14, 2000	By:	/s/ Andre H. McKoy

Andre H. McKoy, Executive Vice President and Chief Financial Officer (principal accounting officer)