Form 10KSB
period 2000-12-31
DME INTERACTIVE HOLDINGS INC
filed 2001-05-21
CIK 1004124

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2000

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________ to ______________

                         Commission File Number 0-27944

                         DME INTERACTIVE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                          98-0157860
(State or other jurisdiction of                          (Employer I.D. No.)
incorporation or organization)

        519 E. Palisades Ave, Englewood Cliffs, NJ         07632
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:            (201) 569-1813
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. { }

     The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the OTC Bulletin Board on May 15, 2001 was $2,166,773. As of May 15, 2001 there were 27,084,666 shares of Common Stock, par value $.001 per share, outstanding.

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

OVERVIEW

     DME Interactive Holdings, Inc. was founded in 1996. Our mission is to provide affordable technology and internet access to consumers, school systems, organizations, and government agencies. We have entered into an agreement with America Online, Inc. and CompuServe Interactive Services, Inc. for the development of an urban branded Internet service provider that will feature our PLACES OF COLOR online resource community.

     Although Internet use in the urban minority market lags behind America as a whole, it is growing. We are actively trying to promote the growth of Internet use among businesses and consumers in the African-American and Latino markets ("urban minority market").

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

     We believe PLACES OF COLOR will be attractive to businesses as an advertising and commerce medium because it will provide a means for reaching the urban minority markets that we believe traditional marketing and distribution have been unable to access in an effective manner, if at all. We are actively seeking to establish relationships with content providers and other companies to whom the urban minority market may be attractive. We expect PLACES OF COLOR to be completed in July 2001.

     We have a social mission to hasten and promote computer and Internet usage by the urban minority market. Historically, the cost of the equipment and a perception of irrelevance have been the primary causes of the digital divide. (The Pew Internet & American Life Project survey for November - December 2000 reported that only 38% of the nation's households earning less than $30,000 have Internet access.) Our PLACES OF COLOR business model addresses both facets of this problem with a package of bundled solutions that are not only affordable but also relevant for the urban markets. Our members can buy a certified pre-owned branded PC (including monitor and software), email services, customer support, warranty and free Internet access for a minimum price of $289.

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

     The purchasing power of the urban minority market is growing. The Selig Center for Economic Growth projects that the nation's African American buying power has risen from $308 billion in 1990 to a projected $572 billion in 2001, up by 85.7% in eleven years, a compound annual rate of growth of 5.3%. This rate of growth outpaces the United States as a whole, which experienced an aggregate growth of 56.7%. The Selig Center predicts that African American buying power will grow more than two-and-one-half times as fast as inflation. In 2001, the national share of total buying contributed by African Americans is expected to be 8.2%, up from 7.4% in 1990. We believe that substantially above-average growth in African American buying power creates tremendous opportunities for businesses that concentrate on such markets. Furthermore, according to the National Council of La Raza, the buying power of the total Latino population was estimated at $452 billion in 2001, an increase of 66.0% since 1990. The Latino share of total national buying power is predicted to increase to 5.9% of the nation's total for 2001 from 5.0% in 1990, according to projections by the Selig Center for Economic Growth. Furthermore, the number of Latino-owned businesses is rising dramatically.

     A large part of the urban minority market is young and rapidly growing. The number of African Americans aged 14-17 and 18-24 has projected to have increased 16% and 15%, respectively between 1996 and 2000. According to the US Census Bureau, Latino youth aged 16-24 will grow over three times as fast as the overall population in that age group between 2000 and 2005. Latino teens currently make up 13.6% (4.3 million) of all teens and will become the largest minority teen group by 2000, comprising 16% of all teens. American Demographics (May 1999) cites the nation"s nearly 30 million teens spending over $140 billion in 1998, with Latinos contributing $20 billion (14%) of the expenditure outlay. Because advertisers often deem young people to be more receptive to advertising, these statistics suggest that companies should be willing to increase spending on advertising to the urban minority market.

     We compete with other companies that bundle compter products, Internet access and customer service in a single offering pursuant to a specific multi-year plan, such as PeoplePC, Directweb, Gobi, and Myturn.com. PLACES OF COLOR's competitive advantage is its unique access and brand recognition within the leadership of the African American and Lation American urban communities nationwide, enhanced by it's PLACES OF COLOR start page and its competitive price point.

OUR ONLINE RESOURCE COMMUNITY

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

     Although it currently represents only a small portion of advertising spending, businesses continue to use the Internet as an effective means of targeting and marketing to consumers. We believe that advertisers have recognized that Internet-based advertising allows advertisers to present messages to specific, targeted audiences, and to enable users to interact with advertising information being presented to them. Internet advertising allows advertisers to measure the exact number of users that have viewed the page; and which information can be verified by independent auditing companies. Advertisers can also measure the effectiveness of advertising in generating click-throughs, which is the number of times the user requests additional information via a link included in the advertisement. We believe that software and processes are being developed that will allow for greater measurement of the effectiveness of web based advertising, which we further believe will increase the amount of advertising on web sites targeting specific demographic groups.

Our OnLine Resource Community

     PLACES OF COLOR will be an online resource community that will serve as a convergence community or platform for Internet users from the urban minority market and other people of color. PLACES OF COLOR will bring together a wide array of content and services of interest to the urban minority market. Through links, PLACES OF COLOR will allow its users to find and connect with existing ethnic sites and will also feature content produced exclusively for PLACES OF COLOR by our strategic partners. Content and services will include education, banking and stock trading, e-commerce, career resources, e-mail, community services, entertainment, travel, religion and music, all tailored to the tastes, trends and interests of the urban minority market. PLACES OF COLOR will also provide e-mail and homepage services to its business and individual customers. We intend to market PLACES OF COLOR so that it will become a hip place for members of the urban minority to maintain their web sites and e-mail addresses.

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

     We expect PLACES OF COLOR and "Places of Color, Powered by CompuServe" to be operating by July 2001.

Content Strategy

     We anticipate employing the following strategies to develop and promote PLACES OF COLOR.

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

     Create an Attractive, Entertaining Web Site.

     We intend to create attractive, entertaining web sites that appeal to our target markets. We believe that our digital communication experience will enable us to create web sites to create web sites that are relevant, interesting and engaging to that market. We believe that the wide array of information already available on the World Wide Web (which can be linked to our site) will allow us to accumulate, store and distribute a wide array of information to users of PLACES OF COLOR in a more cost efficient manner than traditional media sources.

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

OTHER

Strategic Relationships

     We have entered into a strategic relationship with the CompuServe Interactive Services, Inc. subsidiary of America Online, Inc., and we intend to continue entering into strategic relationships with a limited number of leading Internet hardware, software and content companies. We believe these relationships, which are generally non-exclusive and will require us to share our revenue with certain partners, will enable us to build premier web sites while limiting our expenditures for infrastructure and content. Additionally, we believe that certain strategic relationships that provide us access to leading edge-technology may enhance our digital communication solutions business by enabling us to deliver clients more effective solutions with greater efficiency. For our pre-owned branded PCs the Company has partnered with Intellesale.com, Inc., one of the largest distributors in the United States.

     Presently, we are seeking to enter into strategic relationships to assist in the development and operation of PLACES OF COLOR. We believe these business alliances can mutually increase traffic and memberships. For example, we will create hyperlinks to complementary Web sites and Web sites of our content providers and, in exchange, such Web sites will feature hyperlinks to our Web sites. Pursuant to an agreement with CompuServe, we must make reasonable efforts to ensure that these links keep the user within the PLACES OF COLOR online resource community. Therefore, most of our links to other web sites will be framed which means that the user has access to the other web site in a large section of the screen, but he or she remains on the PLACES OF COLOR web site.

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

     Pursuant to the February 2, 2000 agreement, CompuServe will provide interactive services, including e-mail, instant messaging, and chat rooms, news briefs, dial up access numbers, and other technical and non-technical infrastructure and back-office services for the "Places of Color, Powered by CompuServe" online service. Compuserve will also provide hosting services and other technical and support services for the PLACES OF COLOR online resource community. CompuServe will charge a service fee from the customers of PLACES OF COLOR online service, initially planned to be $19.95 per month. CompuServe will pay us a predetermined amount monthly for each customer of the Places of Color online service.

     In connection with the strategic agreement with CompuServe, we agreed to issue America Online, Inc. 1,250,000 shares of our common stock for an aggregate purchase price of $1,250. Additionally, America Online was granted a warrant to purchase 4,000,000 shares of our common stock at a purchase price of $8.563 per share. However, the warrant will only become exercisable if, at the end of the 18 month term, we negotiate an extension of the Strategic Agreement with CompuServe or enter into a substantially similar agreement. The 18 month period will commence at the POC/CompuServe launch which is estimated for July 2001. We also entered into an Investor Rights Agreement granting America Online registration rights with respect to the common stock it acquired or will acquire through exercise of the warrant.

Employees

     As of April 20, 2001, we employed 12 full time employees, including two executives, three operations managers, three sales and marketing personnel, one business development personnel, and three administrative staff.

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

ITEM 2.  PROPERTIES

     Our principal administrative facility is located in approximately 2,500 square feet of office space in Englewood Cliffs, New Jersey, through an affiliate entity under a non-cancelable operating lease, which expires in September, 2001. Over the term, the minimum lease payments will total $31,500.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various claims arising in the ordinary course of business including: one pending creditor action pertaining to past due accounts payable claims totaling approximately $195,544; (see Item 13, Note 8 of Notes to Financial Statements - Related Party Transactions) the Receiver of Autokraft

Limited and ACL(1996) Limited, both in Administrative Receivership in the United Kingdom have asserted a claim against us for monies allegedly due under (i) a guarantee agreement and (ii) a variation agreement executed by us pursuant to which the loan allegedly guaranteed was restructured. The amount claimed to be due is British pounds 281,107 plus interest. The obligations arise out of the purchase by a former subsidiary of ours, when we were Pride Automotive Group, Inc. ("PAG"), of certain assets of the claimants. We are currently investigating the claim; however, we believe that the existence of the liability for the claim constitutes a breach of the representations and warranties made to Digital Mafia in the agreement pursuant to which it was acquired in the re-capitalization. Therefore, we have asserted a claim for demnification against Pride (now known as Mason Hill Holdings, Inc.), the then parent of PAG, who, in the exchange agreement for the acquisition, joined in the foregoing representations and agreed to indemnify Digital Mafia in connection with any breach of those representations. If it is determined that we are liable to the Receiver, we intend to vigorously assert our rights against Pride.

Principal amounts claimed pertaining to creditor's actions are reflected as payables within the liabilities section of the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the OTC Electronic Bulletin Board under the symbol "DGMF." The OTC Electronic Bulletin Board has a limited and sporadic trading market and does not constitute an "established trading market." Our common stock had been traded on the Nasdaq SmallCap Stock Market until we were delisted in March, 1999. The range of high and low bid prices for our common stock for each quarter during the period from January 1, 1998 through March 31, 2001 is set forth below.

Common Stock Price Ranges(1)(2)

                                  High        Low
12/1/97 - 2/28/98                $3.50       $2.88
3/1/98 - 5/31/98                 $4.50       $3.44
6/1/98 - 8/31/98                 $3.88       $3.88
9/1/98 - 11/30/98                $3.44       $2.00
12/1/98 - 2/19/99                $3.50       $2.88
6/24/99 - 6/30/99                $2.50       $1.50
7/1/99 - 9/30/99                 $3.75       $0.40
10/1/99 - 12/31/99               $7.75       $0.28
1/1/00 - 3/31/00                 $6.38       $3.69
4/1/00 - 6/30/00                 $5.03       $1.13
7/1/00 - 9/30/00                 $2.16       $0.63
10/1/00 - 12/31/00               $1.03       $0.22
1/1/01 - 3/31/00                 $0.27       $0.05

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

     There were approximately 149 record holders of our common stock as of March 31, 2001. We estimate there are approximately 250 beneficial owners of our common stock.

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

     In third quarter of 2000, DME made a strategic decision to preserve its capital resources and to focus its efforts on the completion and expansion of PLACES OF COLOR. DME is formerly an interactive services company that had historically provided corporate internet strategy and development services and advertising services primarily to clients seeking to reach the urban African-American and Latino markets. Consistent with the new strategic direction, the Company has not taken on any new business for its interactive services division and terminated the Fan4Life project.

     On October 12, 2000 the Company launched PLACES OF COLOR Inc., an on-line resource community. PLACES OF COLOR, incorporated in the state of Delaware on January 12, 2000, is a wholly owned subsidiary of DME.

     PLACES OF COLOR has a social mission to hasten and promote computer and Internet usage by the urban minority market. Historically, the cost of the equipment and a perception of irrelevance have been the primary causes of the digital divide. Our PLACES OF COLOR business model addresses both facets of this problem with a package of bundled solutions that are not only affordable but also relevant for the urban markets. Our members can buy a certified pre-owned branded PC (including monitor and software), email services, customer support, warranty and free Internet access for a minimum price of $289.

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

Revenue Recognition

     The Company's revenues for year 2000 were derived principally from the interactive services business. We bill for time-and-materials arrangements, fixed-price contracts or maintenance agreements. For the year ended December 31, 2000, we used primarily a combination of fixed-price and time-and-materials arrangements with our clients.

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

     We bill and recognize revenues from maintenance agreements on a monthly basis while the agreement is in effect. Maintenance fees currently represent a small percentage of our overall revenues.

     Our revenues and earnings from our interactive services business have been affected by a number of factors, including:

     -    the amount of business developed from existing relationships;

     -    our ability to meet the changing needs of the marketplace;

     -    employee retention;

     -    billing rates;

     -    our ability to deliver complex projects on time; and

     -    efficient utilization of our employees.

     The Company also earns revenues from PLACES OF COLOR through electronic commerce transactions or checks or money orders. Revenues are recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection if the resulting receivable is probable.

     Our expenses include direct salaries and costs, selling, general and administrative and depreciation. Direct salaries and costs includes salaries, benefits and incentive compensation of billable employees and other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses. General and administrative expenses include benefits costs of management, rent and human resources costs. Professional fees include accounting, legal and consulting costs. Depreciation expenses primarily include depreciation of technology equipment and furniture and fixtures. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Expenses related to PLACES OF COLOR were expensed to operations for the year ended December 31, 2000. In 2001, we expect such expenses to decrease significantly as we outsource or strategically partner to minimize personnel and operational cost.

     As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our business, results of operations and financial condition. DME may also experience seasonality in its business in the future, resulting in diminished revenues as a consequence of decreased demand for PLACES OF COLOR during summer and year-end vacation and holiday periods.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

GROSS REVENUES. In 2000, gross revenues were $677,314 as compared to $556,071 in 1999. In 2000, the revenue from the interactive service business was $603,517 an 8.5% increase from 1999, and from PLACES OF COLOR was $73,797. The majority of the year 2000 interactive services revenue occurred during the first nine months of the year and the increase was attributable to several factors, including an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings. In the third quarter of year 2000 the Company made a strategic decision to not take on any more interactive service contracts and predominantly focus on launching PLACES OF COLOR in the fourth quarter of year 2000.

TOTAL EXPENSES. In 2000, total expenses were $4,366,312 as compared to $1,401,407 in 1999. The increase of $2,964,905 was primarily due to an increase in salaries and employee benefits, professional fees, consulting services and software to build the necessary infrastructure for the anticipated expansion of PLACES OF COLOR. In particular, salaries and employee benefits were $1,976,910 in 2000 as compared to $511,049 in 1999. The increase of $1,465,861, was the result of hiring additional salaried employees to support our expected internal growth and expanded service offerings. Since the fourth quarter of 2000, approximately 85% of the salaried positions have been terminated.

NET LOSS. As a result of the foregoing, in 2000, we had a net loss of $3,629,950 as compared to a net loss of $845,336 in 1999.

LIQUIDITY

     At December 31, 2000, the Company had $18,153 of cash and cash equivalents compared to $171,996 at December 31, 1999.

     Net cash used in operating activities was $2,294,466 for 2000 compared to $798,505 used during 1999. In 2000, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing the necessary infrastructure for the development and expansion of PLACES OF COLOR. During the comparable period of 1999, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing our interactive service business.

     Net cash used in investing activities was $567,706 for 2000 compared to $45,596 used during 1999. The use of cash for investing activities in 2000 and 1999 was attributable to the acquisition of property and equipment.

     Net cash provided in financing activities was $2,705,329 for 2000 compared to $1,015,468 provided by financing activities during 1999. The cash provided for financing activities during 2000 was primarily the result of proceeds from the private placement of common stock and notes payable transactions.

     Current cash on hand and cash generated from operations in 2000 was insufficient to fund our business at our current levels and is not sufficient to properly allow us to develop PLACES OF COLOR. Therefore, we are pursing external financing. We cannot assure you that such additional capital will be available when needed on terms acceptable to us, if at all. The inability to obtain such financing, would adversely affect our ability to continue business operations.

LIQUIDITY AND CAPITAL RESOURCES

     We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated net losses and negative cash flows from our inception and anticipate that we will experience substantial and increasing net losses and negative cash flows for at least year 2001. As we implement our strategy and seek to take advantage of our market opportunity, we anticipate that our liquidity and capital resource requirements will increase significantly.

     From our inception to date, we have relied principally upon equity and debt investments and accounts receivables to support the development of our businesses. We are exploring strategic alliances, significant equity investments in the Company or a merger or the sale of the Company or significant portions of its business.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

     The financial statements are included in this Form 10-KSB at pages F-1 through F-16.

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

     The Board of Directors and executive officers of DME and their respective ages as of April 20, 2001 are set forth in the table below. Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past five years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

         Name           Age                    Position
         ----           ---                    --------

    Darien Dash         29               Chairman, Director and Chief
                                         Executive Officer

    Sandi Thomas        41               Director

    Andre H. McKoy      36               Executive Vice-President - Chief
                                         Financial Officer Administration

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

     Andre H. McKoy joined the company in August 1999 and has served as our Chief Financial Officer. Prior to joining the Company, Mr. McKoy held various corporate finance positions ranging from asset securitization to highly leveraged financings with Citicorp, a unit of Citigroup, including Vice President, Global Project Finance, from 1997 to 1999, Vice President, Global Banks Industry group, from 1995 to 1997, and Assistant Vice President, Commercial Real Estate Securitization group, from 1992 to 1995. Mr. McKoy received a B.M.E. in Mechanical Engineering from Pratt Institute in 1986 and a M.B.A. in Finance and Corporate Strategy from the University of Michigan, Ann Arbor in 1992.

Effective September 2000, Thomas O'Rourke resigned from the Company and the Board. Effective in February 2001, Kathleen McQuaid Packard resigned from the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Ownership of and transactions in our stock by our executive officers and directors and owners of 10% or more of our outstanding Common Stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the fiscal year ended December 31, 2000, all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed in a timely manner.

Item 10. EXECUTIVE COMPENSATION

Directors' Compensation

     Directors receive no cash compensation in consideration for their serving on the Board of Directors.

Compensation Committee

     Presently, we do not have a compensation committee. Compensation of executive officers is determined by the board of directors. We intend to form a compensation committee during the 2001 fiscal year but have not yet determined who will serve on that committee.

Summary Compensation Table

     The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 2000, 1999 and 1998 earned by the Chief Executive Officer.

                                                                            Long Term
               Annual Compensation                                        Compensation
               -------------------                                        ------------
Name and                                                                   Securities
Principal                                              Other Annual        Underlying          All Other
Position          Year     Salary ($)   Bonus ($)  Compensation ($)(1)   Options/SARs(#)    Compensation ($)
--------          ----     ----------   ---------  -------------------   ---------------    ----------------
Darien Dash ....  2000       63,796        0                                   0                  0
C.E.O.            1999       49,720        0
                  1998       20,000        0

-------------

(1) Excludes perquisites and other personal benefits which in the aggregate do not exceed 10% of 2000 annual salary and bonus.

(2) This information is derived from the books and records of DME Interactive and its accounting predecessor, Digital Mafia, LLC. No information pertaining to the executive officers of our legal predecessor, Pride Automotive Group, Inc., has been included.

Option Grants in Last Fiscal Year

     DME Interactive granted its employees options to acquire 4,630,750 shares of its Common Stock in 2000. The following table contains information concerning the grant of stock options to the Named Executive Officers during the fiscal year ended December 31, 2000:

-------------------------------------------------------------------------------------
                                   Individual Grants
-------------------------------------------------------------------------------------
                      Number of      % of Total
                      Securities     Options
                      Underlying     Granted to     Exercise or
                      Options        Employees in   Base Price         Expiration
Name                  Granted (#)    Fiscal Year    ($/Share)             Date
--------------------- -------------- -------------- ------------ -------------------
Darien Dash           2,400,000          51.8%          2.81       September 1, 2010
                        750,000          16.2%          4.00       September 1, 2010
                        750,000          16.2%          5.00       September 1, 2010
--------------------- -------------- -------------- ------------ -------------------
Andre H. McKoy          250,000                        0.625         August 1, 2009
                        500,000          10.8%          1.25       September 1, 2010
 --------------------- -------------- -------------- ------------ ------------------

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

     The exercise price of options to be granted pursuant to the 2000 Plan shall not be less than the fair market value of DME's common stock on the date of the grant. The exercise price for outstanding option grants under the 2000 Plan may be paid in cash or, upon approval of the plan administrators, in shares of common stock valued at fair market value on the exercise date, having shares withheld from the amount of shares of common stock to be received by the optionee, by delivery of an irrevocable subscription agreement obligating the optionee to take and pay for the shares of common stock to be purchased within one year of the date of such exercise, through a same-day cashless exercise program or a reduction in the amount of any Company liability to the optionee, or by such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws.

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


Employment and Termination Agreements

     In March 2000, DME entered into an employment agreement with Darien Dash to serve as Chief Executive Officer. Mr. Dash is to be paid an annual base salary of $160,000 plus a discretionary bonus and salary increases. The initial term of his employment expires on March 2, 2003, provided that such term is extended by an additional year on each anniversary of the date of the agreement unless either party provides the other at least 90 days written notice. Mr. Dash may terminate employment at any time upon 120 days notice. Mr. Dash also may terminate employment, among other reasons, (i) if he is no longer elected to DME's board of directors or as its Chief Executive Officer or (ii) within one year of a change of control of DME. If Mr. Dash terminates employment for such reasons, or if DME terminates Mr. Dash other than for cause, DME is required to pay Mr. Dash a severance package consisting primarily of (i) one year's then current salary and (ii) five times Mr. Dash's prior year's bonus (including stock based compensation).

     DME has entered into an employment agreement with Andre H. McKoy to serve as DME's Executive Vice President and Chief Financial Officer. Mr. Mckoy is paid a minimum annual base salary of $125,000, effective in March 2000, plus a discretionary bonus and salary increases. The agreement also provides for the grant of options to acquire 250,000 shares of DME common stock . The initial term of his employment expires on July 31, 2001, provided that the agreement can be terminated by either party upon 30 days notice.

     Each of these employment agreements contain provisions prohibiting the employee to directly or indirectly engage in business conduct competitive with DME for the term of their agreement and for a period of one year after it terminates.

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

                                                            Percentage of
Name (1)                       Number of Shares             Share Ownership (2)
--------                       ----------------             -------------------

Darien Dash (3)                   13,500,000                    49.2%

Andre H. McKoy                       750,000 (4)                 2.7%

Sandi Thomas                               0                      *

All officer and directors
as a group                        14,250,000                    51.5%
(3 people)

-------------

     (1) Unless otherwise noted, the address of such persons is care of DME Interactive, 39 Broadway, New York, New York 10006

     (2) Except to the extent such shares are included in this table as noted in footnotes 4, this calculation excludes the effects on total outstanding shares which would result from exercise of stock purchase options or Warrants.

     (3) Includes the following shares for which Mr. Dash holds an irrevocable voting proxy (i) 1,582,000 shares owned by the Tortoise Group, LLC,
          (ii) 444,000 shares owned by Mr. Dash's mother, Linda Holmes, (iii) 296,000 owned by Mr. Dash's wife and (iv) a total of 296,000 shares owned by Mr. Dash's minor children.

     (4) Consists of 750,000 shares to be issued upon exercise of outstanding options, which 250,000 shares are currently exercisable.

Item 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

     On June 18, 1999, pursuant to an Agreement Concerning the Exchange of Common Stock dated March 30, 1999 as amended ("Agreement"), we exchanged 14,800,000 shares of our Common Stock for all of the membership interests of Digital Mafia Entertainment, LLC ("Digital Mafia"). Darien Dash, the principal member of Digital Mafia received 11,840,000 of DME Interactive Common Stock. Additionally, Mr Dash's family members received a total of 1,036,000 shares for which he has voting control and a right of first refusal to purchase such shares if the holder determines to sell them. Additionally, the Tortoise Group, LLC, a financial consulting firm controlled by Thomas O'Rourke, received 1,924,000 shares of common stock for services rendered in connection with the reverse merger. Mr. O'Rourke was not affiliated with DME at the time of the transaction.

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

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

     The Consolidated Financial Statements of DME Interactive Holdings, Inc.

of December 31, 2000 and December 1999, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2000 and 1999 are included in item 7 above and are located in this report commencing on page F-1.

(a)(2)  Exhibits

     The following exhibits are incorporated herein by reference or are filed with this report. Exhibits filed with this report have been indicated with a **. The documents noted with "XX" were filed with DME's Form 8-K filed on February 24, 2000.

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

10.2xx Subscription Agreement dated as of February 2, 2000 between DME Interactive Holdings, Inc. and America Online, Inc.

10.3xx Warrant to Purchase 4,000,000 Shares of Common Stock of DME Interactive Holdings, Inc., Issued February 2, 2000 to America Online, Inc.

10.4xx Investor Rights Agreement dated as of February 2, 2000 between DME Interactive Holdings, Inc., America Online, Inc. and Darien Dash

10.5     Employment Agreement between DME Interactive Holdings, Inc. and Darien
         Dash.

10.6     Employment Agreement between DME Interactive Holdings, Inc. and Andre
         H. Mckoy dated as of August 1, 1999

10.7 Employment Agreement between DME Interactive Holdings, Inc. and Kathleen McQuaid dated as of September 1, 1999

10.8     DME Interactive Holdings, Inc. Stock Option Plan of 2000

10.9     Form of non-plan Employee Stock Option Plan

10.10 Warrants to purchase 500,000 shares of DME Interactive Holding Inc.'s Common Stock, dated January 5, 2000

10.11 Registration Rights Agreement between DME Interactive Holding Inc.'s and Janssen Partners, Inc. dated January 5, 2000

10.12 Registration Rights Agreement between DME Interactive Holdins, Inc. and certain private placement investors dated January 5, 2000.

21.1     Subsidiaries of the registrant

23.1**   Consent of Mitchell & Titus, LLP

99.1**   Risk Factors

(b)      Reports on Form 8-K

     No reports were filed on Form 8-K in DME Interactive's fiscal fourth quarter. However, a Form 8-K/A was filed as noted below:


Item  #   Description
Date
--------------------------------------------------------------------------------

7         An amendment to the Form 8-K filed on June 25, 1999 was filed
9/7/99 for purposes of including the financial statements of Digital Mafia, LLC, which was acquired by DME Interactive on June 18, 1999.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DME INTERACTIVE HOLDINGS,
                                   INC.


Dated: May 18,  2001             By: /s/ Darien Dash
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


Signature                               Title                                     Date
---------                               -----                                     ----
/s/ Darien Dash                         Chairman and Chief                    May 18, 2001
------------------------------          Executive Officer (principal
Darien Dash                             executive officer)

                                        Director                              May 18, 2001
---------------------------
Sandi Thomas

/s/ Andre H. McKoy                      Executive Vice President              May 18, 2001
------------------------------          (principal accounting officer)
Andre H. McKoy

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

21.1**   Subsidiaries of the registrant

23.1**   Consent of Mitchell & Titus, LLP

99.1**   Risk Factors

                 DME INTERACTIVE HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITOR'S REPORT

           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                 DME Interactive Holdings, Inc. And Subsidiaries


                                TABLE OF CONTENTS

                                                                         PAGE

Independent auditor's report                                              F-1

Consolidated balance sheets                                               F-2

Consolidated statements of operations                                     F-3

Consolidated statements of changes in shareholders' deficit               F-4

Consolidated statements of cash flows                                     F-5

Notes to consolidated financial statements                               F-6-13

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders of
DME Interactive Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DME Interactive Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive income, changes in shareholders' deficit and cash flows for the years ended December 31, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DME Interactive Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years ended December 31, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York

May 17, 2001

                 DME Interactive Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                            ASSETS


                                                         2000           1999
                                                         -----          -----
 CURRENT ASSETS:

 Cash and cash equivalents                           $     18,153    $   171,996
 Accounts receivable, net                                  89,071        116,168
 Prepaid expenses                                          15,710         28,661
                                                     ------------    -----------

 Total current assets                                     122,934        316,825

 Security deposits                                        173,428        167,257
 Property and equipment, net                              531,535         62,980
                                                     ------------    -----------

 Total assets                                        $    827,897    $   547,062
                                                     ============    ===========

             LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Accounts payable and accrued expenses                  1,563,096        460,695
 Due to affiliated company                                  1,352          1,297
 Note payable to employees                                 41,000         41,000
 Loans from shareholders, net                           1,020,462         50,000
 Note payables                                            550,000             --
                                                     ------------    -----------

 Total current liabilities                              3,175,910        552,992

 Notes payable                                             36,805         86,805
 Loans from shareholder                                        --        158,906
 Advances/Unearned revenue                                 10,000             --
                                                     ------------    -----------

 Total liabilities                                      3,222,715        798,703
                                                     ------------    -----------

 Commitments (Note 10)

 Common stock, par value $0.001; 60,000,000 shares
 authorized; 27,464,666 and 23,714,666 issued and
 outstanding as of December 31, 2000 and 1999,
 respectively                                              27,465         23,715
 Additional paid-in capital                            25,644,003        980,980
 Accumulated deficit                                   (4,886,286)    (1,256,336)
Less deferred strategic agreement expenses            (23,180,000)            --
                                                     ------------    -----------

 Total shareholders' deficit                           (2,394,818)      (251,641)
                                                     ------------    -----------

 Total liabilities and shareholders' deficit         $    827,897    $   547,062
                                                     ============    ===========


          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,

                                                     2000              1999
                                                 ------------      ------------

GROSS REVENUES
Interactive Services                             $    603,517      $    549,336
Places of Color                                        73,797      $         --
                                                 ------------      ------------
   Total gross revenues                               677,314           549,336

COST OF OPERATIONS
Cost of goods sold                                     81,518                --
Salaries and employee benefits                      1,976,910           511,049
Project expense                                       183,324            84,912
Consulting services                                   139,695            72,553
                                                 ------------      ------------

   Total cost of operations                         2,381,447           668,520
                                                 ------------      ------------

(LOSS) FROM OPERATIONS                             (1,704,133)         (119,184)

GENERAL AND ADMINISTRATIVE
  EXPENSES                                          1,976,678           719,952
                                                 ------------      ------------
LOSS BEFORE OTHER INCOME (EXPENSES)                (3,680,811)         (839,136)
                                                 ------------      ------------
OTHER INCOME (EXPENSES)
Rental Income                                          55,000                --
Interest income                                         4,048             6,735
Interest expense                                       (8,187)          (12,935)
                                                 ------------      ------------
                                                       50,861            (6,200)
                                                 ------------      ------------
NET LOSS                                         $ (3,629,950)     $   (845,336)
                                                 ============      ============
NET LOSS PER SHARE:
Basic                                            $      (0.14)     $      (0.04)
                                                 ============      ============
Diluted                                          $      (0.08)     $      (0.03)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

Basic                                              25,982,250        23,364,403
                                                 ------------      ------------

Diluted                                            48,421,000        27,469,403
                                                 ------------      ------------

          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      Additional                    Deferred           Total
                                   Common Stock        Paid-in      Accumulated     Strategic      Shareholders'
                                 Number      Amount    Capital        Deficit        Expense          Deficit
                               ---------    -------   -----------   -----------    ------------    -------------
Balance - January 1, 1999              --        --            --      (411,000)             --        (411,000)
                               ----------   -------   -----------   -----------    ------------    ------------

Common shares issued           23,714,666    23,715       980,980            --              --       1,004,695

Net loss                               --        --            --      (845,336)             --        (845,336)
                               ----------   -------   -----------   -----------    ------------    ------------

Balance, December 31, 1999     23,714,666   $23,715   $   980,980   $(1,256,336)             --    $   (251,641)

Common shares issued to         1,250,000     1,250            --            --              --           1,250
strategic agreement

Stock issuance for strategic
agreement                              --        --    11,210,000            --              --      11,210,000

Strategic agreement deferred
expense recognition                    --        --            --            --     (11,210,000)    (11,210,000)

Warrants issuance for
strategic agreement                    --        --    11,970,000            --     (11,970,000)             --

Common Shares issued            2,500,000     2,500     1,483,023            --              --       1,485,523

Net loss                               --        --            --   $(3,629,950)             --    $ (3,629,950)

Balance, December 31, 2000     33,264,666   $27,465   $25,644,003   $(4,886,286)   $(23,180,000)   $ (2,394,818)
                               ==========   =======   ===========   ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                        2000           1999
                                                    ------------   ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                                            $(3,629,950)   $  (845,336)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation                                             99,151         13,093
(Increase) decrease in accounts receivable               27,097       (105,571)
(Increase) in prepaid expenses                           12,951        (28,661)
(Increase) in security deposits                          (6,171)      (167,257)
Increase (decrease) in due to
affiliated company                                           55             --
Increase (decrease) in accounts payable               1,102,401        373,423
Decrease in advances/unearned revenue                   100,000        (38,196)
                                                    -----------    -----------

Net cash used in operating activities                (2,294,466)      (798,505)
                                                    -----------    -----------

INVESTING ACTIVITIES
Purchases of property and equipment                    (567,706)       (45,596)
                                                    -----------    -----------

Net cash used in investing activities                  (567,706)       (45,596)
                                                    -----------    -----------

FINANCING ACTIVITIES
Proceeds from notes payable and shareholder loans       600,000        404,275
Payments on notes payable and shareholder loans         (80,000)      (393,502)
Proceeds from issue of shares - gross                 2,410,000      1,111,095
Payments of capital lease obligation                    (81,903)            --
Cost of issuing shares                                 (139,768)      (106,400)
                                                    -----------    -----------

Net cash provided by financing activities             2,708,329      1,015,468
                                                    -----------    -----------

Net increase (decrease) in cash
and cash equivalents                                   (153,843)       171,367

CASH AND CASH EQUIVALENTS:
Beginning of period/year                                171,996            629
                                                    -----------    -----------

End of period/year                                  $    18,153    $   171,996
                                                    ===========    ===========

Supplemental disclosure of
cash flow information:
Cash paid for interest                              $     8,187    $     1,325
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

          Places of Color, incorporated in the state of Delaware on January 12, 2000, is a wholly owned subsidiary of DME.

          Places of Color is a social mission to hasten and promote computer and Internet usage by the urban minority market. Historically, the cost of the equipment and a perception of irrelevance have been the primary causes of the digital divide. Our Places of Color business model addresses both facets of this problem with a package of bundled solutions that are not only affordable but also relevant for the urban markets. Our members can buy a certified pre-owned branded PC (including monitor and software), email services, customer support, warranty and free Internet access for a minimum price of $289.

          During 2000, DME made a strategic decision to preserve its capital resources and to focus its efforts on the completion and expansion of Places of Color. DME is formerly an interactive services (sometimes called advanced technology) company that had historically provided corporate internet strategy and development services and advertising services primarily to clients seeking to reach the urban African-American and Latino markets ("urban markets"). Consistent with the new strategic direction, the Company has not taken on any new business for its interactive services division and terminated the Fan4Life project.

          On October 12, 2000 the Company launched an on-line resource community, Places of Color Inc. ("Places of Color").

          On February 2, 2000, DME and Places of Color entered into a "strategic agreement" with CompuServe Interactive Service, Inc. (" Compuserve"), a subsidiary of America Online, Inc. ("AOL"), an internet service provider("ISP"). The agreement expires 18 months after the launch date and requires the ISP to provide hosting and other technical and support services for a website customized service for internet users from the urban market. The Places of Color/Compuserve launch date is expected to commence in July of 2001. Places of Color will receive a stated percentage of the monthly subscription fees received by the ISP. DME has issued 1,250,000 common shares to the ISP. In addition to the shares, DME

          DME Interactive Holdings, Inc. And Subsidiaries
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (Continued)

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

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of DME and its wholly owned subsidiaries, Digital Mafia, DME 39 Broadway Corporation and ("DME 39") and Places of Color. All material intercompany transactions and balances have been eliminated in consolidation.

          Basis of Presentation

          Digital Mafia is deemed to be the predecessor company and all financial information prior to June 18, 1999 is that of Digital Mafia.

          Fixed Assets

          Fixed assets are recorded at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets.

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Statement of Cash Flows

          For financial statement purposes, cash in demand deposit accounts and money market accounts with maturities of ninety days or less are considered to be cash equivalents.

          Non Cash Transactions

          During the years ended December 31, 2000 and 1999, DME issued approximately 1,000,000 and 120,000 common shares with a total market value of approximately $250,000 and $120,000, respectively, to certain employees, consultants and investors in lieu of wages and for services performed for DME or in connection with certain loans obtained. DME did not receive cash for any of the shares issued.

          Allowance for Doubtful Accounts

          The Company establishes an allowance for uncollectible

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (Continued)


          accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. Accounts receivable is shown net of allowance for doubtful accounts in the accompanying consolidated financial statements. The allowance for uncollectible accounts receivable as of December 31, 2000, and December 31, 1999 was $87,179 and $50,030, respectively.

          Revenue Recognition

          The Company recognizes project revenues based on the percentage of completion method. Maintenance revenue is recognized on a monthly basis while the relevant maintenance agreement is in effect, and the Company has performed the agreed-upon maintenance services. For the year ended December 31, 2000, revenues include sales of pre-owned computers.

          Reclassification

          Certain reclassifications have been made to the prior period's financial statements in order to conform them to the classifications used for the current year.

NOTE 2. INCOME TAXES:

          DME uses the asset and liability method of accounting for income taxes. At December 31, 2000, and December 31, 1999, deferred tax asset is the result of operating losses. As of December 31, 2000 and December 31, 1999, a 100% valuation allowance was provided against the deferred tax asset.

          The gross amounts of deferred tax assets was as follows:

                             December 31, 2000     December 31, 1999
                             -----------------     -----------------
          Gross amount          $ 1,451,980           $ 335,164
          Valuation allowance    (1,451,980)           (335,164)
                                -----------           ---------
                                $        --           $      --
                                ===========           =========

          DME has operating loss carryforwards available at December 31, 2000 and December 31, 1999 of $4,467,859 and $837,909, respectively that may be applied against future taxable income. The loss carryforwards expire in year 2018.

NOTE 3. PROPERTY AND EQUIPMENT, NET:

          Property and equipment, net is comprised of the following:

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    Estimated      December 31,   December 31,
                                    Useful Life        2000           1999
                                    -----------        ----           ----

          Office equipment               5          $ 312,312       $74,952
          Furniture and fixtures         5            104,064         6,490
          Software                       3            237,400         4,628
                                                    ---------       -------
                                                      653,776        86,070
          Accumulated  depreciation                  (122,241)      (23,090)
                                                    ---------       -------

                                                    $ 531,535       $62,980
                                                    =========       =======


          Depreciation expense for the year ended December 31, 2000 and 1999 was $99,151 and $13,093, respectively.

NOTE 4. NOTES PAYABLE:

          At December 31, 1999, DME had two notes payable in the amounts of $50,000 and $36,805 outstanding. The $50,000 note bears interest at a rate of 9% per annum and matures on March 21, 2001. The $36,805 note bears interest at a rate of 9% per annum and has no stated maturity date. Both loans were still outstanding as of December 31, 2000. The Company is currently in negotiations to extend the maturity date.

          On June 19, 2000, and July 5, 2000, the Company borrowed $200,000 and $300,000, pursuant to promissory notes. The maturity date of both notes is June 16, 2001 and bear interest at the annual rate of 10%. In connection with a $500,000 loan made by an affiliate of a NASD licensed broker-dealer and a proposed private placement by such broker-dealer (the "Proposed Private Placement"), the Company was to issue 6,000,000 shares of the Company Common Stock to the affiliate. Disagreements arose between the affiliate, the broker-dealer and the Company regarding the compensation for services in connection with the Proposed Private Placement, including whether the affiliate was entitled to the shares. As a result, the Company has not issued the shares and the affiliate has asserted a claim therefore. The Company is currently negotiating with the broker-dealer to resolve the compensation disagreement for the Proposed Private Placement.

NOTE 5. STOCKHOLDERS' EQUITY:

          Authorized Common and Preferred Shares

          On April 7, 2000, DME applied for and obtained an amended and restated Certificate of Incorporation creating a new class of two million preferred shares and increasing the Company's authorized common shares to sixty million.

          Equity Financing:

          In January 2000, the Company issued 500,000 shares of Common Stock at par value and 500,000 warrants at a $2.00 strike price, and 500,000 shares at $2.00 per share in a private placement to satisfy our working capital requirements. Gross proceeds totaled $1,000,000.

          On May 31, 2000, the Company borrowed $100,000 pursuant to a promissory note. The holder has agreed to convert the note, which became due on September 30, 2000 into 300,000 common shares.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In October 2000, the Company issued 200,000 shares of Common Stock at par value and 250,000 warrants at a $2.00 strike price in a private placement. Gross proceeds totaled $100,000.

          In October 2000, the Company issued 400,000 shares of Common Stock at par value and 400,000 warrants at a $0.60 strike price in a private placement to satisfy our working capital requirements. Gross proceeds totaled $200,000.

          Employee Stock Options

          DME has an incentive stock option plan (the "2000 Plan") for employees. On May 8, 2000, the Board of Directors increased the maximum shares of common stock that may be issued under the 2000 Plan to 12,000,000 from 3,000,000. The option price, number of shares and grant date are determined at the discretion of the Board of Directors. Options granted under the 2000 Plan are exercisable at dates determined by the Board of Directors. If an employee is terminated, all unexercised options expire automatically. An employee has ninety days from the date of voluntary termination to exercise options to the extent such options were exercisable at the time of termination. As of December 31, 2000, no employee compensation expenses were incurred nor were any options exercised. As of December 31, 2000, 4,630,750 options had been granted to ten employees.

          At December 31, 1999, the Company had a non-incentive stock optio plan (the "1999 Plan") under which a maximum of 3,000,000 shares of common stock could be issued to employees and non-employees. As of December 31, 2000, a total of 1,064,500 options had been granted to eight employees of the Company under the 1999 Plan.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. STOCKHOLDERS' EQUITY: (Continued)

          Below is a summary of option activity for the period ended December 31, 2000, and 1999:

                                                                                        Weighted
                                                        Options                         Average
                                                       Available          Number        Exercise
                                                       For Grant        of Options       Price
                                                       ---------        ----------       -----
                  Balance, December 31, 1998                  --                --    $       --
                    Granted                                   --         1,210,000          1.79
                    Exercised                                 --                --            --
                                                      ----------        ----------    ----------
                  Balances, December 31, 1999                 --         1,210,000          1.79
                    Granted                                   --         4,630,750          3.11
                    Exercised                                 --                --            --
                     Forfeited                                --           145,500          0.97
                                                      ----------        ----------    ----------
                  Balances, December 31, 2000                 --         5,695,250    $     2.90
                                                      ==========        ==========    ==========

          The average remaining contractual life of options outstanding as of December 31, 2000 and December 31, 1999 was 1.78 years and 1.60 years, respectively.

          The actual fair market value of common shares as of the date of grant were equal to or below the exercise price of the stock options. Accordingly, the Company did not incur any

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          compensation expense as of December 31, 2000 and December 31, 1999.

          Pro forma information regarding net loss and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for December 31, 2000 and December 31, 1999.

                                                  December 31,     December 31,
                                                      2000             1999
                                                      ----             ----

          Risk-free interest rate                     6.65%         5.85-6.65%
          Dividend yield                                --                 --
          Volatility factor                          0.680              0.680
          Weighted average expected life            5 years           5 years

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily

NOTE 5. STOCKHOLDERS' EQUITY: (Continued)

          provide a reliable single measure of the fair value of its employee stock options.

          Had SFAS 123 been applied, the Company's pro forma net loss and loss per share would be as follows:

                                           December 31,     December 31,
                                               2000             1999
                                               ----             ----

          Net loss - as reported         $   (3,629,950)   $    (845,336)
          Net loss - pro forma           $   (3,629,950)   $  (5,428,504)
          Loss per share - as reported   $        (0.14)   $       (0.04)
          Loss per share - pro forma     $        (0.14)   $       (0.03)
          Weighted average fair value
            of options granted during
            the year                     $        2.904    $        3.78

          Senior Management Incentive Plan

          At December 31, 2000 and 1999, the Company had 300,000 warrants outstanding in connection with a Senior Management Incentive Plan.

          Strategic Agreement

          In February 2000, the Company entered into a strategic agreement with Compuserve, a subsidiary of AOL. In connection with this agreement the Company issued 1,250,000 shares of the Company's

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Common Stock to AOL valued at $11,210,000, based upon the trading price of the stock on the issuance date. In addition the Company also issued 4,000,000 options with an exercise price of $8.563 that are exercisable at the end of the term of the strategic agreement. The value of the warrants on the issuance date was $11,970,000 using the Black-Scholes Option-Pricing Model.

          Warrants

          As of December 31, 2000, DME had 2,595,000 redeemable purchase warrants outstanding. The warrants expiration date and strike price has been modified. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $3.00. DME may redeem the warrants at anytime upon 30 days' written notice at a price of $0.05 per warrant subject to certain conditions. Holders may exercise their warrants any time prior to April 23, 2003. In addition, DME has 10,520,000 redeemable warrants exercisable at various prices ranging from $0.15 to $8.583 outstanding as of December 31, 2000. The warrants expire at various periods ranging from December 2001 to October 2002.

NOTE 6. NET LOSS PER COMMON SHARE:

          The following table presents the calculation of basic and diluted net loss per common share required under SFAS 128:


                                               Year            Year
                                              Ended            Ended
                                            December 31,    December 31,
                                               2000            1999
                                               ----            ----

          Net loss                         ($ 3,629,950)   ($   845,336)
                                           ============    ============

          Weighted average shares -
            basic                            25,982,250      23,364,403

          Effect of dilutive securities:
          Warrants and employee
             stock options                   22,438,750       4,105,000
                                           ------------    ------------

          Weighted average shares -
            diluted                          48,421,000      27,469,403
                                           ------------    ------------

          Net loss per common
             share - basic                 ($      0.14)   ($     0.036)
                                           ------------    ------------

          Net loss per share - diluted     ($      0.08)   ($     0.031)
                                           ------------    ------------

NOTE 7. RELATED PARTY TRANSACTIONS:

          Due to Affiliated Company

          Digital Mafia shares office space with an affiliated company. Certain administrative expenses incurred by Digital Mafia are paid by the affiliated company. The amount payable to the affiliated company as of December 31, 2000 and December 31, 1999 was $1,352 and $1,297,
          respectively.

          Note Payable to Employee

          DME also issued a $41,000 note payable to an employee pursuant to an asset purchase agreement executed on September 1, 1999. There is no

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          stated interest rate. In February 2001, the note was forgiven by the employee.

          Loans from Shareholders

          On May 31, 2000, the Company borrowed $100,000 from a shareholder, pursuant to a promissory note. The note has an interest rate of 10% and matures on June 15, 2001. The Company repaid $80,000 of the note in July 2000.

          As of December 31, 2000, the Company owes its principal shareholder a total of $920,462, pursuant to promissory notes. As presently modified, $770,000 of the notes has an interest rate of 10% and $167,887 of the notes has an interest rate of 9%. Each note matures on December 31, 2001. The Company is currently in negotiations to convert a majority of the principal shareholders notes into the Company's common stock .

          In August 2000, the Company borrowed $50,000 from an employee, pursuant to a promissory note. The Company issued in connection with the note 100,000 shares of the Company's Common Stock. The note has an interest rate of 10% and matures on July 31, 2001.

          In December 2000, the Company borrowed $30,000 from an employee, pursuant to two promissory notes. The note has an interest rate of 13% and matures on July 31, 2001.

NOTE 8. COMMITMENTS AND CONTINGENCIES:

          Consulting Agreement

          Effective April 16, 2001, the Company entered into a one year agreement with Tribe Communications, Inc. ("TCI") whereby the Company will be provided with services ranging from capital formation, financial public relations, retail support, audio webcasting, mergers and acquisitions, strategic partnering and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. This agreement is cancelable quarterly so long as written notice is given 30 days prior to termination. As consideration for the services provided, the Company will be issuing 750,000 shares of the Company's common stock as the initial payment. Upon completion of the first webcast, the Company will issue 675,000 of unregistered shares with piggy-back registration rights. Due the first day of months four and seven, 675,000 unregistered shares with piggy-back registration rights. This totals to 2,775,00 shares of the Company's common stock. The Company will pay TCI a 5% finder's fee for a direct investment made by a third party investor either introduced to the Company by TCI or which contacted the Company as a result of TCI's efforts. As consideration for the services provided the Company shall pay and after a minimum capital investment is made into the Company, the Company shall pay a monthly fee of $6,750.

          On October 12, 2000, the Company entered into a six month consulting agreement with The Sabatier Group, Inc. ("Sabatier"), whereby the Company will be provided with debt financing, equity funding, strategic partners, such other matters as requested. As of May 2001, the agreement has not been extended. Per the agreement, Sabatier will be entitled to 5% of the cash fee for any financing raised or initiated by Sabatier for 30 months after the termination of this agreement. Sabatier will be entitled to 5% cash fee based on the gross revenues derived from all strategic partnership contracts initiated by Sabatier for 30 months after the termination of this agreement. Sabatier will be entitled to 5% of the capital stock for any financing obtained as a result of Sabatier's effort 30 months after the termination of this

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          agreement. To date, no financing or strategic partnerships agreements have been consummated for the Company on behalf of Sabatier.

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

          In March 2001, DME 39 signed a release form to terminate the lease agreements. As a condition of the agreement, the landlord has retained the DME security deposit of $167,257. The landlord has not requested any other financial obligations.

          DME has a non-cancelable office space rental lease agreement which expires on September 30, 2001. DME shares the office space with an affiliated company and allocates a certain portion of the rental costs and expenses to the affiliated company (See Note 7).

          Future minimum lease payments under the lease agreements are as follows:

          For the Year Ending December 31,
          --------------------------------
                             2000                    $       212,980
                             2001                             93,850
                                                     ---------------

                                 Total               $       306,830
                                                     ===============

          Total rent expense under all operating leases amounted to $173,251, and $28,000 for the year ended December 31, 2000 and 1999, respectively.

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

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  GOING CONCERN:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, and accumulated deficit raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 2000, the Company incurred a net loss of $3,629,950 and $845,336 for the years ended December 31, 2000 and 1999, respectively.

          In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through additional sales of its equity securities and loans.

          The ability of DME to continue as a going concern is dependent on the success of management's plan and their ability to raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if DME is unable to continue as a going concern.