Form 10KSB/A
period 2000-12-31
DME INTERACTIVE HOLDINGS INC
filed 2001-06-13
CIK 1004124

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

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

                                ----------------

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. { }

     The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the OTC Bulletin Board on May 15, 2001 was $2,166,773. As of May 15, 2001 there were 27,084,666 shares of Common Stock, par value $.001 per share, outstanding.

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

RESULTS OF OPERATIONS

The Company operates and manages its business as a single segment. Interactive service business was used primarily to build the technology infrastructure for PLACES OF COLOR.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

GROSS REVENUES. In 2000, gross revenues were $677,314 as compared to $549,336 in 1999. In 2000, the revenue from the interactive service business was $603,517 an 9% increase from 1999, and from PLACES OF COLOR was $73,797. The majority of the year 2000 interactive services revenue occurred during the first nine months of the year and the increase was attributable to several factors, including an increase in the number of clients served, sales of additional projects to existing clients and additional service offerings. In the third quarter of year 2000 the Company made a strategic decision to not take on any more interactive service contracts and predominantly focus on launching PLACES OF COLOR in the fourth quarter of year 2000.

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

     Net cash provided in financing activities was $2,708,329 for 2000 compared to $1,015,468 provided by financing activities during 1999. The cash provided for financing activities during 2000 was primarily the result of proceeds from the private placement of common stock and notes payable transactions.

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

Option Grants in Last Fiscal Year

     DME Interactive granted its employees options to acquire 4,630,750 shares of its Common Stock in 2000. The following table contains information concerning the grant of stock options to the Named Executive Officers during the fiscal year ended December 31, 2000:

-------------------------------------------------------------------------------------
                                   Individual Grants
-------------------------------------------------------------------------------------
                      Number of      % of Total
                      Securities     Options
                      Underlying     Granted to     Exercise or
                      Options        Employees in   Base Price         Expiration
Name                  Granted (#)    Fiscal Year    ($/Share)             Date
--------------------- -------------- -------------- ------------ -------------------
Darien Dash           2,500,000          51.8%          2.81       September 1, 2010
                        750,000          16.2%          4.00       September 1, 2010
                        750,000          16.2%          5.00       September 1, 2010
--------------------- -------------- -------------- ------------ -------------------
Andre H. McKoy          250,000                        0.625         August 1, 2009
                        500,000          10.8%          1.25       September 1, 2010
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

                                                            Percentage of
Name (1)                       Number of Shares             Share Ownership (2)
--------                       ----------------             -------------------

Darien Dash (3)                   13,500,000                    49.2%

Andre H. McKoy                       850,000 (4)                 2.7%

Sandi Thomas                               0                      *

All officer and directors
as a group                        14,350,000                    51.5%
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

     (4) Consists of 750,000 shares to be issued upon exercise of outstanding options, which 250,000 shares are currently exercisable. Ownership of 100,000 shares.

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

99.1**   Risk Factors

(b)      Reports on Form 8-K

     No reports were filed on Form 8-K in DME Interactive's fiscal fourth quarter. However, a Form 8-K/A was filed as noted below:


Item #   Description
Date
--------------------------------------------------------------------------------

7        An amendment to the Form 8-K filed on June 25, 1999 was filed for
9/7/99 purposes of including the financial statements of Digital Mafia, LLC, which was acquired by DME Interactive on June 18, 1999.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DME INTERACTIVE HOLDINGS, INC.


Dated: June 13, 2001             By: /s/ Darien Dash
                                     -------------------------
                                     Darien Dash, Chief Executive
                                     Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                                 Date
---------                        -----                                 ----

/s/ Darien Dash                  Chairman and Chief                June 13, 2001
------------------------------   Executive Officer (principal
Darien Dash                      executive officer)

                                 Director                          June 13, 2001
---------------------------
Sandi Thomas

/s/ Andre H. McKoy               Executive Vice President          June 13, 2001
------------------------------   (principal accounting officer)
Andre H. McKoy

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
DME Interactive Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DME Interactive Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DME Interactive Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York                                   /s/ Mitchell & Titus, LLP
June 13, 2001

                 DME Interactive Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                            ASSETS

                                                         2000           1999
                                                         ----           ----
CURRENT ASSETS:

Cash and cash equivalents                           $     19,435    $   171,996
Accounts receivable, net                                  89,071        116,168
Prepaid expenses                                          15,710         28,661
                                                    ------------    -----------

Total current assets                                     124,216        316,825

Security deposits                                        173,428        167,257
Property and equipment, net                              531,535         62,980
                                                    ------------    -----------

Total assets                                        $    829,179    $   547,062
                                                    ============    ===========

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                  1,691,666        460,695
Due to affiliated company                                  1,352          1,297
Note payable to employees                                 41,000         41,000
Loans from shareholders                                1,020,462         50,000
Note payables                                            550,000             --
                                                    ------------    -----------

Total current liabilities                              3,304,480        552,992

Notes payable                                             36,805         86,805
Loans from shareholder                                        --        158,906
Advances/Unearned revenue                                 10,000             --
                                                    ------------    -----------

Total liabilities                                      3,351,285        798,703
                                                    ------------    -----------

Commitments and Contingencies (Note 10)

Common stock, par value $0.001; 60,000,000 shares
authorized; 27,464,666 and 23,714,666 issued and
outstanding as of December 31, 2000 and 1999,
respectively                                              27,465         23,715
Additional paid-in capital                            25,644,003        980,980
Accumulated deficit                                   (5,013,574)    (1,256,336)
Less deferred strategic agreement                    (23,180,000)            --
                                                    ------------    -----------

Total shareholders' deficit                           (2,522,106)      (251,641)
                                                    ------------    -----------

Total liabilities and shareholders' deficit         $    829,179    $   547,062
                                                    ============    ===========


          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,

                                                     2000              1999
                                                 ------------      ------------

GROSS REVENUES
Interactive Services                             $    603,517      $    549,336
Computer sales, net                                    73,797      $         --
                                                 ------------      ------------
   Total gross revenues                               677,314           549,336

COST OF OPERATIONS
Cost of goods sold                                     81,518                --
Salaries and employee benefits                      1,976,910           511,049
Project expense                                       183,324            84,912
Consulting services                                   139,695            72,553
                                                 ------------      ------------

   Total cost of operations                         2,381,447           668,520
                                                 ------------      ------------

(LOSS) FROM OPERATIONS                             (1,704,133)         (119,184)

GENERAL AND ADMINISTRATIVE
  EXPENSES                                          1,976,678           719,952
                                                 ------------      ------------
LOSS BEFORE OTHER INCOME (EXPENSES)                (3,680,811)         (839,136)
                                                 ------------      ------------
OTHER INCOME (EXPENSES)
Rental income                                          55,000                --
Interest income                                         5,330             6,735
Interest expense                                     (136,757)          (12,935)
                                                 ------------      ------------
                                                      (76,427)           (6,200)
                                                 ------------      ------------
NET LOSS                                         $ (3,757,238)     $   (845,336)
                                                 ============      ============
NET LOSS PER SHARE:
Basic                                            $      (0.14)     $      (0.04)
                                                 ============      ============
Diluted                                          $      (0.08)     $      (0.03)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

Basic                                              25,982,250        23,364,403
                                                 ------------      ------------

Diluted                                            48,421,000        27,469,403
                                                 ------------      ------------

          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      Additional                    Deferred           Total
                                   Common Stock        Paid-in      Accumulated     Strategic      Shareholders'
                                 Number      Amount    Capital        Deficit       Agreement          Deficit
                               ---------    -------   -----------   -----------    ------------    -------------
Balance - January 1, 1999              --        --            --      (411,000)             --       (411,000)
                               ----------   -------   -----------   -----------    ------------    -----------

Common shares issued on        23,714,666    23,715       980,980            --              --      1,004,695
     June 18, 1999
Net loss                               --        --            --      (845,336)             --       (845,336)
                               ----------   -------   -----------   -----------    ------------    -----------

Balance, December 31, 1999     23,714,666   $23,715   $   980,980   $(1,256,336)             --    $  (251,641)

Common shares issued to         1,250,000     1,250            --            --              --          1,250
strategic agreement

Stock issuance for strategic
agreement                              --        --    11,210,000            --     (11,210,000)            --

Warrants issuance for
strategic agreement                    --        --    11,970,000            --     (11,970,000)            --

Common Shares issued            2,500,000     2,500     1,483,023            --              --      1,485,523

Net loss                               --        --            --   $(3,757,238)             --    $(3,757,238)

Balance, December 31, 2000     27,464,666   $27,465   $25,644,003   $(5,013,574)   $(23,180,000)   $(2,522,106)
                               ==========   =======   ===========   ===========    ============    ===========

          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                        2000           1999
                                                    ------------   ------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                                             $(3,757,238)   $  (845,336)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation                                              99,151         13,093
(Increase) decrease in accounts receivable                27,097       (105,571)
(Increase) in prepaid expenses                            12,951        (28,661)
(Increase) in security deposits                           (6,171)      (167,257)
Increase (decrease) in due to
affiliated company                                            55             --
Increase (decrease) in accounts payable
 and accrued expenses                                  1,230,971        373,423
Decrease in advances/unearned revenue                     10,000        (38,196)
                                                     -----------    -----------

Net cash used in operating activities                 (2,383,184)      (798,505)
                                                     -----------    -----------

CASH FLOW FROM
INVESTING ACTIVITIES:

Purchases of property and equipment                     (567,706)       (45,596)
                                                     -----------    -----------

Net cash used in investing activities                   (567,706)       (45,596)
                                                     -----------    -----------

CASH FLOW FROM
FINANCING ACTIVITIES:

Proceeds from notes payable and shareholder loans        600,000        404,275
Payments on notes payable and shareholder loans          (80,000)      (393,502)
Proceeds from issue of shares - gross                  2,410,000      1,111,095
Payments of capital lease obligation                     (81,903)            --
Cost of issuing shares                                   (49,768)      (106,400)
                                                     -----------    -----------

Net cash provided by financing activities              2,798,329      1,015,468
                                                     -----------    -----------

Net increase (decrease) in cash
and cash equivalents                                    (152,561)       171,367

CASH AND CASH EQUIVALENTS:
Beginning of year                                        171,996            629
                                                     -----------    -----------

End of year                                          $    19,435    $   171,996
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                               $     8,187    $     1,325
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

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Business

     Pride Automotive Group ("Pride") was incorporated in 1995 in the State of Delaware as a "C" Corporation. On June 18, 1999, Pride changed its name to DME Interactive Holdings, Inc. ("DME or Company") following a reverse merger (re-capitalization) with Digital Mafia Entertainment, LLC. ("Digital Mafia"), a New Jersey Limited Liability Company. The re-capitalization occurred pursuant to the Exchange of Common Stock agreement dated March 30, 1999 (as amended). In connection with the re-capitalization, Pride exchanged 14,800,000 shares of its Common Stock (representing approximately 64% of the outstanding shares after the exchange) for all of the membership interests of Digital Mafia. In addition, Pride sold all of its interest in its two operating subsidiaries to Pride, Inc., its parent and owner of more than 50% of its outstanding common stock prior to the transaction, for $1.00 each. As a result, Digital Mafia became a wholly owned subsidiary of Pride. For accounting purposes, the exchange was treated as a re-capitalization, as if Digital Mafia acquired Pride.

     Places of Color, Inc. ("Places of Color") was incorporated in the state of Delaware on January 12, 2000 and is a wholly owned subsidiary of DME. Places of Color has a social mission to hasten and promote computer and internet usage by the urban minority market. Historically, the cost of the equipment and a perception of irrelevance have been the primary causes of the digital divide. Our Places of Color business model addresses both facets of this problem with a package of bundled solutions that are not only affordable but also relevant for the urban markets. Our members can buy a certified pre-owned branded PC (including monitor and software), email services, customer support, warranty and internet access.

     During 2000, DME made a strategic decision to preserve its capital resources and to focus its efforts on the completion and expansion of Places of Color. DME is formerly an interactive services (sometimes called advanced technology) company that had historically provided corporate internet strategy and development services and advertising services primarily to clients seeking to reach the urban African-American and Latino markets ("urban markets"). Consistent with the new strategic direction, the Company has not taken on any new business for its interactive services division.

     On October 12, 2000 Places of Color launched its on-line resource community, Places of Color Inc.

     On February 2, 2000, DME and Places of Color entered into a "strategic agreement" with CompuServe Interactive Service, Inc. (" Compuserve"), a subsidiary of America Online, Inc. ("AOL"), an internet service provider("ISP"). The agreement expires 18 months after the launch date and requires the ISP to provide hosting and other technical and support services for a website customized service for internet users from the urban market. The Places of Color/Compuserve launch date is expected to commence July 2001. Places of Color will receive a stated percentage of the monthly subscription fees received by the ISP. DME has issued 1,250,000 common shares to the ISP. In addition to the shares, DME

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (Continued)

     has issued a warrant for 4,000,000 shares to the ISP at a purchase price of $8.563 per share. The warrants become exercisable if, at the end of the eighteen-month term, the parties negotiate an extension of the strategic agreement or if the parties entered into a substantially similar agreement.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of DME and its wholly owned subsidiaries, Digital Mafia, DME 39 Broadway Corporation ("DME 39") and Places of Color. All material intercompany transactions and balances have been eliminated in consolidation.

     Basis of Presentation

     Digital Mafia is deemed to be the predecessor company and all financial information prior to June 18, 1999 is the operating results of Digital Mafia.

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

     Non Cash Transactions

     During the years ended December 31, 2000 and 1999, DME issued approximately 1,000,000 and 120,000 common shares for approximately $437,500 and $120,000, respectively, in exchange for salaries forgiveness of notes payable and consulting services. In addition, on February 2, 2000, DME issued warrants for 4,000,000 common shares to an ISP in exchange for services to be provided by the ISP. The approximate fair value of the warrants was $23,180,000 at the date of grant and has been reflected in the company's financial statements as Deferred Strategic Agreement. These transactions are considered non cash operating and financing activities and have been excluded from the statement of cash flows.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for uncollectible

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (Continued)

     accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. Accounts receivable is shown net of allowance for doubtful accounts in the accompanying consolidated financial statements. The allowance for uncollectible accounts receivable as of December 31, 2000, and 1999 was $87,179 and $50,030, respectively.

     Revenue Recognition

     Interactive services includes project and maintenance revenue. The Company recognizes project revenues based on the percentage of completion method. Maintenance revenue is recognized on a monthly basis while the relevant maintenance agreement is in effect, and the Company has performed the agreed-upon maintenance services. For the year ended December 31, 2000, revenues include sales of pre-owned computers, net of returns on sales and agent commissions of $30,587.

     Reclassification

     Certain reclassifications have been made to the prior year's financial statements in order to conform them to the classifications used for the current year.

NOTE 2. INCOME TAXES:

     DME uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, deferred tax asset is the result of operating losses. As of December 31, 2000 and 1999, a 100% valuation allowance was provided against the deferred tax asset.

     The gross amounts of deferred tax assets was as follows:

                                          December 31, 2000  December 31, 1999
                                          -----------------  -----------------
     Gross amount                            $ 1,501,012         $ 335,164
     Valuation allowance                      (1,501,012)         (335,164)
                                             -----------         ---------
                                             $        --         $      --
                                             ===========         =========

     DME has operating loss carryforwards available at December 31, 2000 and December 31, 1999 of $4,590,438 and $837,909, respectively that may be applied against future taxable income. The loss carryforwards expire from 2017 through 2018.

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

NOTE 4. NOTES PAYABLE:

     At December 31, 1999, DME had two notes payable in the amounts of $50,000 and $36,805 outstanding. The $50,000 note bears interest at a rate of 9% per annum and matures on March 21, 2001. The $36,805 note bears interest at a rate of 9% per annum and has no stated maturity date. Both loans were still outstanding as of December 31, 2000. The Company is currently in negotiations to extend the maturity dates of these notes payable.

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

     Issued and Outstanding Common Stock:

     At the close of the re-capitalization on June 18, 1999, 23,347,999 shares of common stock were outstanding. On December 5 and 22, 1999, the Company issued a total of 366,667 shares through private placement offerings. Gross proceeds received relating to the offerings were $250,000. As of December 31, 1999, 23,714,666 common shares were outstanding.

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

     As of December 31, 1999, 23,714,666 common shares were outstanding. As referenced in Note 1, in year 2000, 1,250,000 shares of Common Stock were issued. In Note 5, 1,900,000 shares of Common Stock were issued. In Note 7, 100,000 shares of Common Stock were issued. In Note 8, 500,000 shares of Common Stock were issued. During year 2000, a total of 3,850,000 shares of Common Stock were issued. As of December 31, 2000, 27,464,666 common shares were outstanding.

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

     At December 31, 1999, the Company had a non-incentive stock option plan (the "1999 Plan") under which a maximum of 3,000,000 shares of common stock could be issued to employees and non-employees. As of December 31, 2000, a total of 1,064,500 options had been granted to eight employees of the Company under the 1999 Plan.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. STOCKHOLDERS' EQUITY: (Continued)

     Below is a summary of option activity for the period ended December 31, 2000, and 1999:

                                                                     Weighted
                                          Options                    Average
                                         Available      Number       Exercise
                                         For Grant    of Options      Price
                                         ---------    ----------      -----

     Balance, December 31, 1998                --             --      $  --
       Granted                                 --      1,210,000       1.79
       Exercised                               --             --         --
                                           ------      ---------      -----
     Balances, December 31, 1999               --      1,210,000       1.79
       Granted                                 --      4,763,250       2.61
       Exercised                               --             --         --
        Forfeited                              --        145,500       0.97
                                           ------      ---------      -----
     Balances, December 31, 2000               --      5,973,750      $2.61
                                           ======      =========      =====

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

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for December 31, 2000 and 1999.

                                                December 31,    December 31,
                                                   2000            1999
                                                   ----            ----

     Risk-free interest rate                         6.65%      5.85-6.65%
     Dividend yield                                    --              --
     Volatility factor                               92.0%           68.0%
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

     Had SFAS 123 been applied, the Company's pro forma net loss and loss per share would be as follows:

                                         December 31,    December 31,
                                            2000             1999
                                            ----             ----

     Net loss - as reported              $(3,757,238)    $  (845,336)
     Net loss - pro forma                $(4,133,563)    $(5,428,504)
     Loss per share - as reported        $     (0.14)    $     (0.04)
     Loss per share - pro forma          $     (0.16)    $     (0.03)
     Weighted average fair value
       of options granted during
       the year                          $      2.61     $      3.78

     Senior Management Incentive Plan

     At December 31, 2000 and 1999, the Company had 300,000 warrants outstanding in connection with a Senior Management Incentive Plan.

     Strategic Agreement

     In February 2000, the Company entered into a strategic agreement with Compuserve, a subsidiary of AOL. In connection with this agreement the Company issued 1,250,000 shares of the Company's

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Common Stock to AOL valued at $11,210,000 based upon the trading price of the stock on the issuance date. In addition the Company also issued 4,000,000 options with an exercise price of $8.563 that are exercisable at the end of the term of the strategic agreement. The value of the warrants on the issuance date was $11,970,000 using the Black-Scholes Option-Pricing Model.

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

NOTE 6. NET LOSS PER COMMON SHARE:

     The following table presents the calculation of basic and diluted net loss per common share required under SFAS 128:


                                                 Year            Year
                                                Ended            Ended
                                              December 31,    December 31,
                                                 2000            1999
                                                 ----            ----

     Net loss                                ($ 3,757,238)    ($   845,336)
                                             ============     ============

     Weighted average shares -
       basic                                   25,982,250       23,364,403

     Effect of dilutive securities:
     Warrants and employee
        stock options                          22,438,750        4,105,000
                                             ------------     ------------

     Weighted average shares -
       diluted                                 48,421,000       27,469,403
                                             ------------     ------------

     Net loss per
       share - basic                         ($      0.14)    ($     0.036)
                                             ------------     ------------

     Net loss per share - diluted            ($      0.08)    ($     0.031)
                                             ------------     ------------

NOTE 7. RELATED PARTY TRANSACTIONS:

     Due to Affiliated Company

     Digital Mafia shares office space with an affiliated company. Certain administrative expenses incurred by Digital Mafia are paid by the affiliated company. The amount payable to the affiliated company as of December 31, 2000 and December 31, 1999 was $1,352 and $1,297,
     respectively.

     Note Payable to Employee

     DME issued a $41,000 note payable to an employee pursuant to an asset purchase agreement executed on September 1, 1999. There is no

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     stated interest rate. In February 2001, the note was forgiven by the employee.

     Loans from Shareholders

     On June 30, 2000, the Company borrowed $100,000 from a shareholder, pursuant to a promissory note. The note has an interest rate of 9% and matures on June 15, 2001. The Company repaid $80,000 of the note on July 4, 2000.

     As of December 31, 2000, the Company owes its principal shareholder a total of $917,887, pursuant to promissory notes. As presently modified, $770,000 of the notes has an interest rate of 13% and $167,887 of the notes has an interest rate of 9%. Each note matures on December 31, 2001. The Company is currently in negotiations to convert a majority of the principal shareholders notes into the Company's common stock.

     During 2000, the Company borrowed approximately $70,850 from a shareholder, pursuant to a promissory note. The Company issued in connection with the note 100,000 shares of the Company's Common Stock. The note has an interest rate of 13% and matures on July 31, 2001.

     During 2000, the Company borrowed $11,725 from a shareholder, pursuant to two promissory notes. The note has an interest rate of 13% and matures on July 31, 2001.

NOTE 8. COMMITMENTS AND CONTINGENCIES:

     In connection with a $500,000 loan (see Note 4) made by an affiliate of a NASD licensed broker-dealer and a proposed private placement by such broker-dealer (the "Proposed Private Placement"), the Company was to issue 6,000,000 shares of the Company Common Stock to the affiliate. Disagreements arose between the affiliate, the broker-dealer and the Company regarding the compensation for services in connection with the Proposed Private Placement, including whether the affiliate was entitled to the shares. As a result, the Company has not issued the shares and the affiliate has asserted a claim therefore. The Company is currently negotiating with the broker-dealer to resolve the compensation disagreement for the Proposed Private Placement.

     Termination Agreement

     In June 2000, the Company terminated approximately 25% of its employees including Thomas O'Rourke, the President. Upon termination, the 4 million employee stock options issued to Mr. O'Rourke pursuant to that certain Incentive Stock Option Agreement dated as of May 11, 2000, were immediately vested. On July 21, 2000, Mr. O'Rourke and the Company signed a Termination Agreement. Mr. O'Rourke agreed to exchange such vested options for 500,000 shares of the Company's Common Stock.

     Consulting Agreement

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

     Real Estate Agreements

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

     Future minimum lease payments under the lease agreements are as follows:

     For the Year Ending December 31,
     --------------------------------
                   2001                             93,850
                                                   -------

                   Total                           $93,850
                                                   =======

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

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOING CONCERN:

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, and accumulated deficit raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 2000, the Company incurred a net loss of $3,757,238 and $845,336 for the years ended December 31, 2000 and 1999, respectively.

     In this regard, management is currently negotiating with a third party to raise equity through the private markets and converting certain note holders to stock holders.

     The ability of DME to continue as a going concern is dependent on the success of management's plan and their ability to raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if DME is unable to continue as a going concern.

NOTE 10. SUBSEQUENT EVENT:

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