Form 10QSB
period 2001-03-31
DME INTERACTIVE HOLDINGS INC
filed 2001-07-02
CIK 1004124

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

                  For the quarterly period ended March 31, 2001

( ) Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 for the transition period from __________ to _________

                         DME INTERACTIVE HOLDINGS, INC.
               (Exact Name of Registrant as Specified in Charter)


Delaware                               0-27944                  98-0157860
(State of Other Jurisdiction         (Commission              (IRS Employer
   of Incorporation)                 File Number)         Identification Number)


519 East Palisades Avenue, Englewood Cliffs, NJ                            07632
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, Including area code                 201-569-1813


                                 Not Applicable
          (Former Name of Former Address, if Changed Since Last Report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                            ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of June 1, 2001 there were 27,464,666 shares of common stock outstanding.

                         DME INTERACTIVE HOLDINGS, INC.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000

          Consolidated Statements of Operations for the three months ended March 31, 2001 (Unaudited) and March 31, 2000 (Unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (Unaudited) and March 31, 2000 (Unaudited)

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                          PART I FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS



                 DME Interactive Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                              ASSETS
                                                      As of           As of
                                                     March 31,     December 31,
                                                       2001           2000
                                                   ------------    ------------

CURRENT ASSETS:

Cash and cash equivalents                          $      4,322    $     19,435
Accounts receivable, net                                 73,779          89,071
Prepaid expenses                                           --            15,710
                                                   ------------    ------------

Total current assets                                     78,101         124,216

Security deposits                                       167,257         173,428
Property and equipment, net                             487,263         531,535
                                                   ------------    ------------

Total assets                                       $    732,621    $    829,179
                                                   ============    ============

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses                 1,965,023       1,691,666
Due to affiliated company                                 1,352           1,352
Loans from shareholders, short term                   1,026,462       1,020,462
Note payables                                           550,000         550,000
Note payable to employee                                   --            41,000
                                                   ------------    ------------

Total current liabilities                             3,542,837       3,304,480

Loans from shareholder                                   36,805          36,805
Unearned revenue                                         10,000          10,000
                                                   ------------    ------------

Total liabilities                                     3,589,642    $  3,351,285
                                                   ============    ============

Commitments and Contingencies(Note 10)

Common stock, par value $0.001; 60,000,000
shares authorized; 27,464,666 and
27,464,666 issued and outstanding as of
March 31, 2001 and December 31, 2000,
respectively                                             27,465          27,465
Additional paid-in capital                           25,644,003      25,644,003
Accumulated deficit                                  (5,348,489)     (5,013,574)
Less deferred strategic agreement expense           (23,180,000)    (23,180,000)
                                                   ------------    ------------

Total shareholders' deficit                          (2,857,021)     (2,522,106)
                                                   ------------    ------------

Total liabilities and shareholders' deficit        $    732,621    $    829,179
                                                   ============    ============


          See accompanying notes to consolidated financial statement.

                 DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 For the             For the
                                                 3-months            3-months
                                               period ended        period ended
                                              March 31, 2001      March 31, 2000
                                              --------------      --------------

GROSS REVENUES
Computer sales, net                            $     54,564        $       --
Interactive services                                 20,250             218,766
                                               ------------        ------------
   Total gross revenues                              74,814             218,766

COST OF OPERATIONS
Salaries and employee benefits                      190,333             407,644
Project expense                                        --                12,003
Consulting services                                     500              70,586
                                               ------------        ------------

Total cost of operations                            190,833             490,233
                                               ------------        ------------

GROSS (LOSS)                                       (116,019)           (271,467)

GENERAL AND ADMINISTRATIVE
  EXPENSES                                          243,566             581,709
                                               ------------        ------------
INCOME (LOSS) FROM OPERATIONS                      (359,585)           (853,176)
                                               ------------        ------------
OTHER INCOME AND (EXPENSES)
Interest and rental income                           24,670               6,539
Interest expense                                       --                 7,347
                                               ------------        ------------
                                                     24,670                (809)
                                               ------------        ------------
NET (LOSS)                                     $   (334,915)       $   (853,984)
                                               ============        ============
INCOME (LOSS) PER SHARE:
Basic                                          $      (0.01)       $      (0.03)
                                               ============        ============
Diluted                                        $      (0.01)       $      (0.02)
                                               ============        ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

Basic                                            27,464,666          25,982,250
                                               ------------        ------------

Diluted                                          49,314,666          48,421,000
                                               ------------        ------------


          See accompanying notes to consolidated financial statements.

                DME Interactive Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the        For the
                                                      3-month        3-month
                                                   period ended    period ended
                                                  March 31, 2001  March 31, 2000
                                                  --------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (loss)                                  $  (334,915)     $  (853,984)
Adjustments to reconcile net income (loss)
to net cash (used in) provided by
operating activities:
Increase in depreciation                                40,272           41,287
Increase (decrease) in accounts receivable              15,292          (41,228)
(Increase) in prepaid expenses                          15,710           (7,760)
Increase in due to affiliated company                       --              149
Increase in accounts payable and accrued expenses      273,357           71,186
Increase in advances/unearned revenue                       --           56,250
Decrease in security deposit                             6,171               --
                                                   -----------      -----------

Net cash used in provided by
operating activities                                    15,887         (734,100)
                                                   -----------      -----------

INVESTING ACTIVITIES
Purchases of property and equipment                       --           (357,767)
                                                   -----------      -----------

Net cash used in investing activities                     --           (357,767)
                                                   -----------      -----------

FINANCING ACTIVITIES
Proceeds from loans and notes payable                    6,000          300,000
Payments on loans and notes payable                    (37,000)         (52,000)
Proceeds from sale of common stock                        --            901,250
Increase in capital lease obligation                      --             82,672
                                                   -----------      -----------

Net cash provided by financing activities              (31,000)       1,231,922
                                                   -----------      -----------

Net increase in cash
and cash equivalents                                   (15,113)         140,055

CASH AND CASH EQUIVALENTS:
Beginning of period                                     19,435          171,996
                                                   -----------      -----------

End of period                                      $     4,322      $   312,051
                                                   ===========      ===========


          See accompanying notes to consolidated financial statements.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

          The accompanying unaudited consolidated financial statements, which include the accounts of DME Interactive Holdings, Inc. and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.


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

          Non Cash Transactions

          During the period ended March 31, 2001 and year ended December 31, 2000, DME issued approximately 0 and 1,000,000 common shares for approximately $0 and $437,500, respectively, in exchange for salaries forgiveness of notes payable and consulting services. In addition, on February 2, 2000, DME issued warrants for 4,000,000 common shares to an ISP in exchange for services to be provided by the ISP. The approximate fair value of the warrants was $23,180,000 at the date of grant and has been reflected in the company's financial statements as Deferred Strategic Agreement. These transactions are considered non cash operating and financing activities and have been excluded from the statement of cash flows.

          Allowance for Doubtful Accounts

          The Company establishes an allowance for uncollectible

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (Continued)

          accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. Accounts receivable is shown net of allowance for doubtful accounts in the accompanying consolidated financial statements. The allowance for uncollectible accounts receivable as of March 31, 2001 and December 31, 2000, was $87,179 and $87,179, respectively.

          Revenue Recognition

          Interactive services includes project and maintenance revenue. The Company recognizes project revenues based on the percentage of completion method. Maintenance revenue is recognized on a monthly basis while the relevant maintenance agreement is in effect, and the Company has performed the agreed-upon maintenance services. For the period ended March 31, 2001, revenues include sales of pre-owned computers, net of returns on sales and agent commissions of $2,587.

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

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT, NET:

          Property and equipment, net is comprised of the following:


                             Estimated      March 31,   December 31,
                             Useful Life        2001           2000
                             -----------        ----           ----

  Office equipment               5          $ 308,312      $312,312
  Furniture and fixtures         5            104,064       104,064
  Software                       3            237,400       237,400
                                            ---------       -------
                                              649,776       653,776
  Accumulated  depreciation                  (162,513)     (122,241)
                                            ---------       -------

                                            $ 487,263      $531,535
                                            =========       =======

          Depreciation expense for the period ended March 31, 2001 and year ended December 31, 2000 was $40,272 and $99,151, respectively.

NOTE 5. NOTES PAYABLE:

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

NOTE 6. STOCKHOLDERS' EQUITY:

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

          As of December 31, 1999, 23,714,666 common shares were outstanding. As referenced in Note 1, in year 2000, 1,250,000 shares of Common Stock were issued. In Note 6, 1,900,000 shares of Common Stock were issued. In Note 8, 100,000 shares of Common Stock were issued. In Note 9, 500,000 shares of Common Stock were issued. During year 2000, a total of 3,850,000 shares of Common Stock were issued. As of March 31, 2001, 27,464,666 common shares were outstanding.

          Employee Stock Options

          DME has an incentive stock option plan (the "2000 Plan") for employees. On May 8, 2000, the Board of Directors increased the maximum shares of common stock that may be issued under the 2000 Plan to 12,000,000 from 3,000,000. The option price, number of shares and grant date are determined at the discretion of the Board of Directors. Options granted under the 2000 Plan are exercisable at dates determined by the Board of Directors. If an employee is terminated, all unexercised options expire automatically. An employee has ninety days from the date of voluntary termination to exercise options to the extent such options were exercisable at the time of termination. As of March 31, 2001, no employee compensation expenses were incurred nor were any options exercised. As of March 31, 2001, 4,710,000 options had been granted to seven employees and two consultants.

          At December 31, 1999, the Company had a non-incentive stock option plan (the "1999 Plan") under which a maximum of 3,000,000 shares of common stock could be issued to employees and non-employees. As of March 31, 2001, a total of 997,000 options had been granted to seven employees of the Company under the 1999 Plan.

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

          Warrants

          As of March 31, 2000, DME had 2,595,000 redeemable purchase warrants outstanding. The warrants expiration date and strike price has been modified. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $3.00. DME may redeem the warrants at anytime upon 30 days' written notice at a price of $0.05 per warrant subject to certain conditions. Holders may exercise their warrants any time prior to April 23, 2003. In addition, DME has 10,520,000 redeemable warrants exercisable at various prices ranging from $0.15 to $8.583 outstanding as of March 31, 2001. The warrants expire at various periods ranging from December 2001 to October 2002.

NOTE 7. NET LOSS PER COMMON SHARE:

          The following table presents the calculation of basic and diluted net loss per common share required under SFAS 128:


                                              Period          Period
                                              Ended            Ended
                                            March 31,       March 31,
                                               2001            2000
                                               ----            ----

          Net loss                         ($   334,915)   ($   853,984)
                                           ============    ============

          Weighted average shares -
            basic                            27,464,666      25,964,666

          Effect of dilutive securities:
          Warrants and employee
             stock options                   21,850,000       8,505,000
                                           ------------    ------------

          Weighted average shares -
            diluted                          49,314,666      27,469,403
                                           ------------    ------------

          Net loss per
            share - basic                  ($      0.01)   ($      0.03)
                                           ------------    ------------

          Net loss per share - diluted     ($      0.01)   ($      0.03)
                                           ------------    ------------

NOTE 8. RELATED PARTY TRANSACTIONS:

          Due to Affiliated Company

          Digital Mafia shares office space with an affiliated company. Certain administrative expenses incurred by Digital Mafia are paid by the affiliated company. The amount payable to the affiliated company as of March 31, 2001 and December 31, 2000 was $1,352 and $1,352,
          respectively.

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note Payable to Employee

          DME issued a $41,000 note payable to an employee pursuant to an asset purchase agreement executed on September 1, 1999. There is no stated interest rate. In February 2001, the employee received $18,000 and forgave to the Company, the balance of $23,000. The Company applied the $23,000 as miscellaneous income.

          Loans from Shareholders

          On June 30, 2000, the Company borrowed $100,000 from a shareholder, pursuant to a promissory note. The note has an interest rate of 9% and matures on June 15, 2001. The Company repaid $80,000 of the note on July 4, 2000. The Company is in discussions to extend the maturity date.

          As of March 31, 2001, the Company owes its principal shareholder a total of $917,887, pursuant to promissory notes. As presently modified, $770,000 of the notes has an interest rate of 13% and $167,887 of the notes has an interest rate of 9%. Each note matures on December 31, 2001. The Company is currently in negotiations to convert a majority of the principal shareholders notes into the Company's common stock.

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

          In February 2001, the Company borrowed $6,000 from a shareholder, pursuant to a promissory note. The note has an interest rate of 13% and matures on July 31, 2001.

NOTE 9. COMMITMENTS AND CONTINGENCIES:

          In connection with a $500,000 loan (see Note 5) made by an affiliate of a NASD licensed broker-dealer and a proposed private placement by such broker-dealer (the "Proposed Private Placement"), the Company was to issue 6,000,000 shares of the Company Common Stock to the affiliate. Disagreements arose between the affiliate, the broker-dealer and the Company regarding the compensation for services in connection with the Proposed Private Placement, including whether the affiliate was entitled to the shares. As a result, the Company has not issued the shares and the affiliate has asserted a claim therefore. The Company is currently negotiating with the broker-dealer to resolve the compensation disagreement for the Proposed Private Placement.

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

          In March 2001, DME 39 signed a release form to terminate the lease agreements, which became effective in April 2001. As a condition of the agreement, the landlord has retained the DME security deposit of $167,257. The landlord has not requested any other financial obligations.

          DME has a non-cancelable office space rental lease agreement which expires on September 30, 2001. DME shares the office space with an affiliated company and allocates a certain portion of the rental costs and expenses to the affiliated company (See Note 8).

          Future minimum lease payments under the lease agreements are as follows:

          For the Year Ending December 31,
          --------------------------------
                             2001                             93,850
                                                     ---------------

                                 Total               $        93,850
                                                     ===============

          Total rent expense under all operating leases amounted to $79,035, and $38,744 for the three-month period ended March 31, 2001 and 2000, respectively.

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

                 DME Interactive Holdings, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  GOING CONCERN:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, and accumulated deficit raise substantial doubts about the Company's ability to continue as a going concern. The Company incurred a net loss of $334,915 and $3,757,238 for the period ended March 31, 2001 and year ended December 31, 2000, respectively.

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

NOTE 11.  SUBSEQUENT EVENT:

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements involving risks and uncertainties based on management's current expectations, which involve risks and uncertainties. All statements in this 10-QSB related to DME's changing financial operations and expected future growth or profitability constitute forward-looking statements. These statements are commonly identified by the use of such terms and phrases as "intends", "expects", "anticipates", "estimates", "seeks" and "believes". Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," from the year 2000 10-KSB, as well as those discussed elsewhere herein. The actual results may differ significantly from those anticipated or expressed in these statements. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements. The results of interim periods are not necessarily indicative of the results to be obtained in a full fiscal year.

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

Revenue Recognition

     The Company's revenues for period ending March 31, 2001 were derived between Places of Color and from the interactive services business. For the interactive services business, we bill for time-and-materials arrangements, fixed-price contracts or maintenance agreements. For the period ended March 31, 2001, we used primarily a combination of fixed-price and time-and-materials arrangements with our clients.

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

Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Expenses related to PLACES OF COLOR were expensed to operations for the period ended March 31, 2001. In 2001, we expect such expenses to decrease significantly as we outsource or strategically partner to minimize personnel and operational cost.

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


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

GROSS REVENUES. In 2001, gross revenues were $74,814 as compared to $218,766 in 2000. In 2001, the revenue from the interactive service business was $20,250 a 91% decrease from 2000, and from PLACES OF COLOR was $54,564. In the third quarter of year 2000 the Company made a strategic decision to not take on any more interactive service contracts, complete the remaining contracts through the first half of 2001 and predominantly focus on launching PLACES OF COLOR in the fourth quarter of year 2000.

TOTAL EXPENSES. In 2001, total expenses were $359,585 as compared to $853,176 in 2000. The decrease of $493,591 was primarily due to a decrease in salaries and employee benefits, professional fees, and lease payments.

NET LOSS. As a result of the foregoing, in 2001, we had a net loss of $334,915 as compared to a net loss of $853,984 in 2000.

LIQUIDITY

     At March 31, 2001, the Company had $4,321 of cash and cash equivalents compared to $312,051 at March 31, 2000.

     Net cash used in operating activities was $21,113 for 2001 compared to $734,100 used during 2000. In 2001, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing the necessary infrastructure for the development and expansion of PLACES OF COLOR. During the comparable period of 2000, net cash used in operating activities was primarily attributable to our net loss that resulted primarily from establishing our interactive service business.

     Net cash used in investing activities was $0 for 2001 compared to $357,767 used during 2000. The use of cash for investing activities in 2001 and 2000 was attributable to the acquisition of property and equipment.

     Net cash provided in financing activities was $6,000 for 2001 compared to $1,231,922 provided by financing activities during 2000. The cash provided for financing activities during 2001 was primarily the result of proceeds from a notes payable transaction.

     Current cash on hand and cash generated from operations in 2001 was insufficient to fund our business at our current levels and is not sufficient to properly allow us to develop PLACES OF COLOR. Therefore, we are pursing external financing. We cannot assure you that such additional capital will be available when needed on terms acceptable to us, if at all. The inability to obtain such financing, would adversely affect our ability to continue business operations.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Litigation noted in Note 9.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         None.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENT

On July 21, 2000, Mr. Thomas O'Rourke and the Company signed a Termination Agreement. Per Mr. O'Rourke's employment agreement, the 4 million employee stock options issued to Mr. O'Rourke pursuant to that certain Incentive Stock Option Agreement dated as of May 11, 2000, were immediately vested upon termination. Mr. O'Rourke agreed to exchange such vested options for 500,000 shares of the Company's Common Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.



                              DME Interactive Holdings, Inc.
                              ------------------------------
                                         (Registrant)


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DME INTERACTIVE HOLDINGS, INC.

Dated:  June 29, 2001                       By:  /s/ DARIEN DASH
                                            ------------------------------------
                                            Darien Dash, Chief Executive Officer
                                            and Chairman of the Board (principal
                                            executive officer).


Dated:  June 29, 2001                       BY:  /s/ ANDRE H. MCKOY
                                            ------------------------------------
                                            Andre H. McKoy, Executive Vice
                                            President and Chief Financial
                                            Officer (principal accounting
                                            officer)